Form 10-Q
period 2019-09-30
AG Twin Brook BDC, Inc.
filed 2019-11-12
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55907
AG Twin Brook BDC, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-4184014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor, New York, NY	10167
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (212) 692-2000

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of  November 12, 2019, the registrant had 1,460,000 shares of common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

PART I	CONSOLIDATED FINANCIAL INFORMATION	2
Item 1.	Consolidated Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of September 30, 2019 and June 5, 2019 (Unaudited)	2
	Consolidated Statements of Operations for the Three Months Ended September 30, 2019 and for the Period from May 6, 2019 (Inception) to September 30, 2019 (Unaudited)	3
	Consolidated Schedule of Investments as of September 30, 2019 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for the Three Months Ended September 30, 2019 and for the Period from May 6, 2019 (Inception) to September 30, 2019 (Unaudited)	5
	Consolidated Statement of Cash Flows for the Period from May 6, 2019 (Inception) to September 30, 2019 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
Signatures		40

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
 (Amounts in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2019	June 5, 2019
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $22,253 and $0, respectively)	$22,253	$-
Non-controlled/affiliated investments at fair value (amortized cost of $581 and $0, respectively)	581	-
Cash	18,859	1
Deferred offering costs	513	377
Prepaid expenses	282	444
Deferred financing costs	170	-
Interest receivable	69	-
Total assets	$42,727	$822
Liabilities
Revolving credit facility	$12,500	$-
Due to affiliate	1,060	861
Organizational costs payable to affiliate	342	271
Accrued expenses and other liabilities payable to affiliate	245	-
Deferred income	27	-
Interest payable	23	-
Management fees payable	8	-
Total liabilities	14,205	1,132
Commitments and contingencies (Note 7)
Net assets (deficit)
Common shares $0.001 par value, 100,000,000 and 1,000 shares authorized, respectively; 1,460,000 and 1,000 shares issued and outstanding, respectively	$1	$-
Additional paid-in-capital	29,199	1
Total distributable earnings (loss)	(678)	(311)
Total net assets (deficit)	28,522	(310)
Total liabilities and net assets	$42,727	$822
Net asset (deficit) value per share	$19.54	$(309.52)

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
 (Unaudited)

	Three Months Ended September 30, 2019	Period from May 6, 2019 (Inception) to September 30, 2019
Investment income
Investment income from non-controlled, non affiliated investments:
Interest	$125	$125
Other	83	83
Total investment income from non-controlled, non-affiliated investments:	208	208
Total investment income	208	208
Expenses
Audit fees	$137	$137
Insurance fees	122	163
Offering costs	103	103
Administrative fees(1)	101	101
Directors' fees	45	73
Organizational costs	32	342
Interest	30	30
Other	19	19
Professional fees	12	12
Management fees	8	8
Total gross expenses	609	988
Less waivers:
Administrative fees waived(1)	(101)	(101)
Total net expenses	508	887
Net investment income (loss)	(300)	(679)
Net realized gain (loss)
Net realized gain (loss) from non-controlled, non-affiliated investments	$1	$1
Total net realized gain (loss)	1	1
Net increase (decrease) in net assets resulting from operations	$(299)	$(678)
Net investment income (loss) per share - basic and diluted	(0.46)	(1.68)
Earnings (loss) per share - basic and diluted	(0.46)	(1.68)
Weighted average shares outstanding - basic and diluted	648,984	403,591

(1) Refer to Note 6 - Agreements and Related Party Transactons

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2019
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Chemicals
Revolution Plastics Buyer LLC (4)(9)	First lien senior secured revolving loan	L + 5.00%	8/15/2025	$704	$(14)	$(14)	(0.05)%
Revolution Plastics Buyer LLC (4)(7)	First lien senior secured term loan	L + 5.00%	8/15/2025	2,488	2,440	2,440	8.56%
				3,192	2,426	2,426	8.51%
Commercial services and supplies
BRTS Holdings, LLC (4)(9)	First lien senior secured delayed draw term loan	L + 5.75%	9/6/2022	$176	$(2)	$(2)	(0.01)%
BRTS Holdings, LLC (4)(5)(7)	First lien senior secured revolving loan	L + 5.75%	9/6/2022	588	269	269	0.94%
BRTS Holdings, LLC (4)(7)	First lien senior secured term loan	L + 5.75%	9/6/2022	3,165	3,125	3,125	10.96%
				3,929	3,392	3,392	11.89%
Containers and packaging
Jansy Packaging, LLC (4)(5)	First lien senior secured revolving loan	L + 4.75%	9/30/2022	$706	$388	$388	1.36%
Jansy Packaging, LLC (4)(5)	First lien senior secured term loan	L + 4.75%	9/30/2022	1,115	1,101	1,101	3.86%
Viking Target, LLC (4)(6)(7)	First lien senior secured revolving loan	L + 5.25%	8/9/2024	535	135	135	0.47%
Viking Target, LLC (4)(7)	First lien senior secured term loan	L + 5.25%	8/9/2024	1,267	1,248	1,248	4.38%
				3,623	2,872	2,872	10.07%
Diversified consumer services
NSG Buyer, Inc. (4)(8)	First lien senior secured revolving loan	L + 5.75%	9/30/2024	$294	$41	$41	0.14%
NSG Buyer, Inc. (4)(8)	First lien senior secured term loan	L + 5.75%	9/30/2025	2,638	2,612	2,612	9.16%
				2,932	2,653	2,653	9.30%
Health care providers and services
SCP Eye Care Services LLC (4)(5)	First lien senior secured delayed draw term loan	L + 4.75%	9/11/2021	$2,927	$271	$271	0.95%
SCP Eye Care Services LLC (4)(5)	First lien senior secured revolving loan	L + 4.75%	9/11/2021	469	113	113	0.40%
SCP Eye Care Services LLC (4)(5)	First lien senior secured term loan	L + 4.75%	9/11/2021	2,165	2,143	2,143	7.51%
Silver Falls MSO, LLC (4)(9)	First lien senior secured delayed draw term loan	L + 5.50%	8/30/2024	704	(14)	(14)	(0.05)%
Silver Falls MSO, LLC (4)(7)	First lien senior secured revolving loan	L + 5.50%	8/30/2024	235	31	31	0.11%
Silver Falls MSO, LLC (4)(7)	First lien senior secured term loan	L + 5.50%	8/30/2024	1,334	1,308	1,308	4.59%
				7,834	3,852	3,852	13.51%
Machinery
Industrial Dynamics Company, Ltd. (4)(9)	First lien senior secured revolving loan	L + 6.25%	8/20/2024	$234	$(4)	$(4)	(0.01)%
Industrial Dynamics Company, Ltd. (4)(5)	First lien senior secured term loan	L + 6.25%	8/20/2024	948	929	929	3.25%
				1,182	925	925	3.24%
Metals and mining
Copperweld Group, Inc. (4)(9)	First lien senior secured revolving loan	L + 6.00%	9/27/2024	$294	$(6)	$(6)	(0.02)%
Copperweld Group, Inc. (4)(5)	First lien senior secured term loan	L + 6.00%	9/27/2024	1,459	1,429	1,429	5.01%
				1,753	1,423	1,423	4.99%
Professional services
Quantum Spatial, Inc. (4)(9)	First lien senior secured revolving loan	L + 5.25%	9/5/2024	$704	$(10)	$(10)	(0.04)%
Quantum Spatial, Inc. (4)(5)	First lien senior secured term loan	L + 5.25%	9/5/2024	2,428	2,391	2,391	8.38%
				3,132	2,381	2,381	8.34%
Software
Affinitiv, Inc (4)(9)	First lien senior secured revolving loan	L + 5.25%	8/26/2024	$372	$(5)	$(5)	(0.02)%
Affinitiv, Inc (4)(7)	First lien senior secured term loan	L + 5.25%	8/26/2024	2,369	2,334	2,334	8.19%
				2,741	2,329	2,329	8.17%
Total non-controlled/non-affiliated senior secured debt				$30,318	$22,253	$22,253	78.02%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (10)	Equity - 0.59% membership interest				581	581	2.04%
Total non-controlled/affiliated investments					$581	$581	2.04%
Total investments					$22,834	$22,834	80.06%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)
Unless otherwise indicated, all investments represent co-investments made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g. prime rate), which typically resets semiannually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2019 was 2.02%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2019 was 2.07%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2019 was 2.09%.
(8)	The interest rate on these loans is subject to the Prime Rate, which as of September 30, 2019 was 5.00%.
(9)	Represents revolvers and delayed draw term loans where the entire balance is unfunded as of September 30, 2019. The negative fair value is a result of the commitment being valued below par. Refer to Note 7 for further information.
(10)	As a pratical expedient, the Company uses net asset value ("NAV") to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
 (Unaudited)

	Three Months Ended September 30, 2019	Period from May 6, 2019 (Inception) to September 30, 2019
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$(300)	$(679)
Net realized gain (loss) on investments	1	1
Net increase (decrease) in net assets resulting from operations	(299)	(678)
Capital share transactions
Issuance of common shares	29,200	29,201
Return of common shares	(1)	(1)
Net increase in net assets resulting from capital share transactions	29,199	29,200
Total increase in net assets	28,900	28,522
Net assets (deficit), at beginning of period	(378)	-
Net assets, at end of period	$28,522	$28,522

Capital share activity
Shares sold	1,460,000	1,461,000
Shares returned	(1,000)	(1,000)
Net increase in shares outstanding	1,459,000	1,460,000

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statement of Cash Flows
(Amounts in thousands)
 (Unaudited)

Period from May 6, 2019 (Inception) to September 30, 2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(678)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss	(1)
Net accretion on debt instruments	(5)
Purchases and drawdowns of investments	(22,975)
Proceeds from sales and paydowns of investments	147
Amortization of deferred financing costs	8
Change in operating assets and liabilities:
(Increase) decrease in deferred offering costs	(513)
(Increase) decrease in prepaid expenses	(282)
(Increase) decrease in interest receivable	(69)
Increase (decrease) in due to affiliate	1,060
Increase (decrease) in organizational costs payable to affiliate	342
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	245
Increase (decrease) in deferred income	27
Increase (decrease) in interest payable	23
Increase (decrease) in management fees payable	8
Net cash used in operating activities	(22,663)
Cash flows from financing activities
Proceeds from issuance of common shares	29,200
Borrowings on revolving credit facility	13,000
Payments on revolving credit facility	(500)
Payments for deferred financing costs	(178)
Net cash provided by financing activities	41,522
Net change in cash	18,859
Cash
Cash, beginning of period	-
Cash, end of period	$18,859

Supplemental and non-cash information
Non-cash return of common shares	$1

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Organization
AG Twin Brook BDC, Inc. (the “Company”), formerly known as 1889 BDC, Inc., is a Delaware corporation which was formed on February 4, 2016.  The Company has elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for tax purposes, the Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company seeks to provide risk-adjusted returns and current income to investors by investing primarily in senior secured debt of middle market companies.  The Company may also invest opportunistically in other debt instruments, such as senior secured stretch and unitranche facilities, second lien debt, mezzanine loans, related equity securities, as well as select other subordinated instruments either directly or through acquisitions in the secondary market.
AG Twin Brook Manager, LLC (the “Advisor”), a wholly-owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo Gordon”), serves as the investment adviser of the Company.  The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940.
Twin Brook Capital Partners, LLC (“TBCP”) is an affiliate of Angelo Gordon and provides collateral agent, administrative and other services with respect to certain investments held by the Company.  Twin Brook Capital Servicer, LLC (“TBCS”) is an affiliate of Angelo Gordon and provides loan servicing with respect to certain investments held by the Company.
The Company conducts private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to make capital contributions to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”), and additional closings of the Private Offering are expected to occur from time to time as determined by the Company.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of the Company’s common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
The Company commenced its loan origination and investment activities with the initial drawdown from investors in the Private Offering on July 29, 2019 (the commencement of operations).  The Company made its first portfolio company investment in August 2019.
Note 2.  Significant Accounting Policies
Basis of Accounting
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.  These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year.  The Company commenced operations on July 29, 2019 and its fiscal year ends on December 31.  As a result, no comparative period of time information is presented.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Principles of Consolidation
The Company conducts certain of its activities through its wholly-owned subsidiaries Twin Brook Capital Funding XVIII, LLC and Twin Brook Equity XVIII Corp. The Company consolidates subsidiaries that are controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.
Cash
Cash is comprised of cash on deposit with major financial institutions.  The Company places its cash with high credit quality institutions to minimize credit risk exposure.
Investment Related Transactions, Revenue Recognition and Expenses
Investment transactions and the related revenue and expenses are recorded on a trade-date basis.  Realized gains and losses on investment transactions are determined using the specific identification method.  All costs associated with consummated investments are included in the cost of such investments.  Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of “Other” expense on the consolidated statement of operations.
Interest income and interest expense are recognized on an accrual basis.  Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full.  For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received.  Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith by the Company and calculated using the effective interest method.  Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.
Paydown gains and losses on investments in debt instruments are reported in “Interest” income on the consolidated statement of operations.  Interest received in-kind, computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment and reported as “Interest” income on the consolidated statement of operations.  The Company records dividend income from private securities pursuant to the terms of the respective investments.
The Company may earn various fees during the life of the loans.  Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to the Company on an ongoing basis.  These fees and any other income are recognized as earned as a component of "Other" income on the consolidated statement of operations.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Investments at Fair Value
The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  In accordance with ASC 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value.  The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements).  ASC 820 establishes three levels of the fair value hierarchy as follows:
Level 1	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2	Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3	Inputs that are unobservable.
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk.  Inputs may include price information, volatility statistics, interest rates, specific and broad credit data, liquidity statistics, and other factors.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement; however, the determination of what constitutes “observable” requires significant judgment by the Company.  The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.  The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Company’s perceived risk of that instrument.
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised by the Company, the Company’s Board of Directors (the “Board”), and the Advisor in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.
Investments in investment funds are valued at fair value. Fair values are generally determined utilizing the NAV supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund, if applicable, and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.
The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:
•	The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•	The Advisor’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Board.
•
The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith, based on, among other things, the input of the Advisor and, where applicable, other third parties.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

When determining the fair value of Level 3 investments, the Company may take into account the following factors, where relevant: recent transactions, the enterprise value of the underlying company, the nature and realizable value of any collateral, the underlying company’s ability to make payments and its earnings and discounted cash flows, the markets in which the underlying company does business, financial covenants, the seniority of the financial instrument in the capital structure of the company, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.
The Company’s investments trade infrequently and when they are traded, the price may be unobservable, and as a result, multiple external pricing sources may not be available.  In such instances, the Company may use an internal pricing model as either a corroborating or sole data point in determining the price.  Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.  The Company generally engages third party firm(s) to assist in validating certain financial instruments where multiple external prices cannot be obtained.  The third party firm(s) either independently determine prices or assess the reasonableness of the Company’s prices.  The analyses provided by such third party firm(s) are reviewed and considered by the Company.  As part of the risk management process, the Company reviews and analyzes the prices obtained from external pricing sources to evaluate their reliability and accuracy, which includes identifying and excluding vendor prices and broker quotations that the Company believes does not reflect fair value.  In addition, the Advisor’s valuation committee meets regularly and engages in ongoing reviews of the valuation processes and procedures including reviews of methodology, ongoing accuracy, source quality and independence. Such reviews include, but are not limited to, comparison of current vendor prices and broker quotations against ongoing daily trading activity, vendor due diligence, and back testing.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the assumptions are set to reflect those that the Company believes market participants would use in pricing the asset or liability at the measurement date.
Organizational Costs
Organizational costs to establish the Company are charged to expense as incurred.  These expenses consist primarily of legal fees and other costs of organizing the Company.
Offering Costs
Initial offering costs in connection with the offering of common shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations.  These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s revolving credit facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Company paid approximately $0.2 million of financing costs, of which approximately $8,000 have been amortized and included in “Interest” expense on the consolidated statement of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Company received approximately $30,000 of agent fees, of which approximately $3,000 have been amortized and included in “Other” income on the consolidated statement of operations.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act.  The Company also intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.  As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes timely to its shareholders as dividends.  To the extent the company qualifies as a RIC, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.

The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Company accrued approximately $14,000 of U.S. federal tax expense related to fee income received, which is included in “Other” expense on the consolidated statement of operations.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through September 30, 2019.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Distributions
Distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to stockholders.
Recent Accounting Pronouncements
In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework (“ASU 2018-13”) – Changes to the Disclosure Requirements for Fair Value Measurement.  The updated guidance modifies the disclosure requirements for fair value measurement by removing or modifying certain disclosures.  ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those years, with early adoption permitted.  Management does not expect the adoption of this guidance to have a material effect on the consolidated financial statements.
Note 3.  Investments
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of September 30, 2019:

	September 30, 2019
(Amounts in thousands)	Amortized Cost	Fair Value
First lien senior secured debt	$22,253	$22,253
Investment in affiliated fund	581	581
Total investments	$22,834	$22,834

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The industry composition of investments based on fair value as of September 30, 2019 was as follows:

September 30, 2019
Chemicals	10.6%
Commercial services and supplies	14.9%
Containers and packaging	12.6%
Diversified consumer services	11.6%
Health care providers and services	16.9%
Machinery	4.1%
Metals and mining	6.2%
Multisector holdings	2.5%
Professional services	10.4%
Software	10.2%
Total	100.0%

Investments held as of September 30, 2019 were based solely in the United States.

Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of investments as of September 30, 2019:

	Assets at Fair Value as of September 30, 2019
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$22,253	$22,253
Total	$-	$-	$22,253	$22,253
Investments measured at net asset value(1)				581
Total investments, at fair value				$22,834

(1) Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of September 30, 2019, and for the period from May 6, 2019 (inception) to September 30, 2019:

	Level 3 Assets at Fair Value for the Period from May 6, 2019 (Inception) to September 30, 2019*
(Amounts in thousands)	Balance 5/6/2019	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Balance 9/30/2019	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 9/30/2019
First lien senior secured debt	$-	$22,394	$(147)	$5	$1	$22,253	$-
Total	$-	$22,394	$(147)	$5	$1	$22,253	$-

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

The Company’s Level 3 investments as of September 30, 2019 have been valued using recent transactions.  As such, no unobservable inputs have been developed by the Company.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5.  Revolving Credit Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  As of September 30, 2019, the company’s asset coverage was 328.2%.
On August 14, 2019, the Company entered into a revolving credit facility (the “Subscription Facility”) with Wells Fargo Bank, National Association (the “Lender”).  The Subscription Facility enables the Company to request loans from the Lender up to a maximum commitment of $50 million.  The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of investors in the Company.  The total amount available under the Subscription Facility may be reduced as a result of decreases in the unfunded capital commitments of investors in the Company as well as other provisions of the Subscription Facility.
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of September 30, 2019, the outstanding borrowings under the Subscription Facility bear interest at an all-in rate of 5.50%.  In addition, the Company pays an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of September 30, 2019, the Company is in compliance in all material respects with such covenants.
Debt obligations consisted of the following as of September 30, 2019:
	As of September 30, 2019
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$12,500	$12,300	$12,500
Total debt	$50,000	$12,500	$12,300	$12,500

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2019	Period from May 6, 2019 (Inception) to September 30, 2019
Interest expense	$22	$22
Amortization of deferred financing costs	8	8
Total interest expense	$30	$30
Average interest rate	5.50%	5.50%
Average daily borrowings	$685	$426

Note 6.  Agreements and Related Party Transactions
Administration Agreement
On June 26, 2019, the Company entered into an Administration Agreement (the “Administration Agreement”) with Angelo Gordon (the “Administrator”). Under the terms of the Administration Agreement, the Administrator performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company reimburses the Administrator for services performed for it pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company will reimburse the Administrator for any services performed for it by such affiliate or third party.
Unless earlier terminated as described below, the Administration Agreement will remain in effect until June 26, 2021 and from year to year thereafter if approved annually by the vote of the Board of Directors of the Company and the vote of a majority of the Company’s Independent Directors.  The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
No person who is an officer, director, or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation from the Company for his or her services as a director.  However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to the Company’s officers who provide operational and administrative services, as well as their respective staffs and other professionals who provide services to the Company, who assist with the preparation, coordination and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Company (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company).  Directors who are not affiliated with the Administrator receive compensation for their services and reimbursement of expenses incurred to attend meetings.
For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019,  the Administrator had the option to charge approximately $0.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for this  period.
Investment Management Agreement
On June 26, 2019, the Company entered into an Investment Management Agreement (the “Investment Management Agreement”) with the Advisor.  Under the terms of the Investment Management Agreement, the Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring the Company’s investments and portfolio companies on an ongoing basis.
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect until June 26, 2021 and from year to year thereafter if approved annually by (a) the vote of the Board of Directors of the Company or by the vote of a majority of the outstanding voting securities of the Company and (b) the vote of a majority of the Company’s Independent Directors.  The Investment Management Agreement will automatically terminate in the event of assignment.  The Investment Management Agreement may be terminated without penalty upon not less than 60 days’ written notice by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Company’s Directors or by the Advisor.
From time to time, the Advisor may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse the Advisor for such amounts paid on its behalf.  Amounts payable to the Advisor are settled in the normal course of business without formal payment terms.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The Investment Management Agreement also provides that the Company reimburses the Advisor for certain organizational costs incurred prior to the commencement of the Company’s operations, and for certain offering costs. The Company has agreed to repay the Advisor for initial organizational costs and offering costs up to a maximum of $1.25 million, with the Advisor bearing any organizational and offering costs in excess of such amount.
As of September 30, 2019, the Company has approximately $1.6 million payable to Angelo Gordon for organizational, offering, and operating costs, as well as other prepaid expenses, which is included in "Due to affiliate", "Organizational costs payable to affiliate" and "Accrued expenses and other liabilities payable to affiliate" on the consolidated statement of assets and liabilities.
Under the terms of the Investment Management Agreement, the Company will pay the Advisor a base management fee and may also pay to it certain incentive fees.  The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s shareholders.
The base management fee is calculated at an annual rate of 0.60% of the Company’s gross assets, excluding cash and cash equivalents.  For services rendered under the Investment Management Agreement, the base management fee is payable quarterly in arrears.  The base management fee is calculated based on the average value of the Company’s gross assets (excluding cash and cash equivalents) at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.  Base management fees for any partial month or quarter will be appropriately pro-rated.  For purposes of the Investment Management Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within one year of purchase.  Upon the occurrence of a Qualified IPO, the base management fee will be calculated at an annual rate of 1.25% of the Company’s gross assets, excluding cash and cash equivalents.
For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, base management fees payable by the Company to the Advisor were approximately $8,000.
Pursuant to the Investment Management Agreement, the Advisor is entitled to an incentive fee (“Incentive Fee”), which consists of two components; an incentive fee based on income and an incentive fee based on capital gains.
The first part, the income incentive fee, will be calculated and payable quarterly in arrears and equals (a) 100% of the excess of the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.00% per quarter (4% annualized) (the “Hurdle”), until the Advisor has received a “catch-up” equal to 16.75% of the pre-incentive fee net investment income for the current quarter; and (b) 16.75% of all remaining pre-incentive fee net investment income above the “catch-up.”
The second part, the capital gains incentive fee, will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Management Agreement), and equals 16.75% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).
There were no incentive fees for the period from May 6, 2019 (inception) to September 30, 2019.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Company’s Independent Directors, and in some cases, the prior approval of the SEC.  The Company intends to rely on exemptive relief that has been granted by the SEC to the Company, the Advisor, and Angelo Gordon to permit the Company to co-invest with other funds managed by the Advisor or Angelo Gordon, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Pursuant to such exemptive relief, the Company is generally permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing.  In certain situations where co-investment with one or more funds managed by Angelo Gordon is not permitted or appropriate, Angelo Gordon will need to decide which funds will proceed with the investment.  Angelo Gordon will make these determinations based on its policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Investment in Affiliated Fund
The Company's investments in affiliates for the period from May 6, 2019 (inception) to September 30, 2019 were as follows:

(Amounts in thousands)	Fair Value as of May 6, 2019	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2019	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$-	$581	$-	$-	$-	$581	$-
Total non-controlled/affiliated investments	$-	$581	$-	$-	$-	$581	$-

Note 7.  Commitments and Contingencies
Commitments
The Company’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.  Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments and are fair valued.  Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and consolidated statement of operations.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of September 30, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:
Portfolio Company	Investment	September 30, 2019
		(Amounts in thousands)
Affinitiv, Inc	First lien senior secured revolving loan	$372
BRTS Holdings, LLC	First lien senior secured delayed draw term loan	176
BRTS Holdings, LLC	First lien senior secured revolving loan	312
Copperweld Group, Inc.	First lien senior secured revolving loan	294
Industrial Dynamics Company, Ltd.	First lien senior secured revolving loan	234
Jansy Packaging, LLC	First lien senior secured revolving loan	309
NSG Buyer, Inc.	First lien senior secured revolving loan	250
Quantum Spatial, Inc.	First lien senior secured revolving loan	704
Revolution Plastics Buyer LLC	First lien senior secured revolving loan	704
SCP Eye Care Services LLC	First lien senior secured delayed draw term loan	2,626
SCP Eye Care Services LLC	First lien senior secured revolving loan	352
Silver Falls MSO, LLC	First lien senior secured delayed draw term loan	704
Silver Falls MSO, LLC	First lien senior secured revolving loan	199
Viking Target, LLC	First lien senior secured revolving loan	392
Total unfunded portfolio company commitments		$7,628

Investor Commitments
As of September 30, 2019, the Company had $146.0 million in total capital commitments from investors ($116.8 million undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.  Subsequent to September 30, 2019, the Company entered into $70.0 million of Subscriptions Agreements, of which $14.0 million has been drawn, which increased the capital commitments to $216.0 million ($172.8 million undrawn).
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of September 30, 2019, management was not aware of any material pending or threatened litigation.
Note 8.  Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue 100,000,000 common shares at $0.001 per share.
The Company has entered into subscription agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitment on an as-needed basis each time the Advisor delivers a drawdown notice to such investors.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Since the commencement of operations, the Advisor delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
July 22, 2019	July 29, 2019	912,500	$18.25
September 12, 2019	September 26, 2019	547,500	$10.95
Total		1,460,000	$29.20

The Board may set the per-share price at or above the net asset value per share. The common shares issued on September 26, 2019 were issued above net asset value per share at an offering price of $20.00 per share.

During the three months ended September 30, 2019, the Advisor returned the 1,000 shares that it acquired in order to provide seed capital to the Company as a non-cash transaction.

Note 9.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019:
(Amounts in thousands, except share and per share amounts)	Three Months Ended September 30, 2019	Period from May 6, 2019 (Inception) to September 30, 2019
Increase (decrease) in net assets resulting from operations	$(299)	$(678)
Weighted average shares of common stock outstanding - basic and diluted	648,984	403,591
Earnings (loss) per common share - basic and diluted	$(0.46)	$(1.68)

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 10.  Financial Highlights
The following are financial highlights for a common share outstanding during the period from May 6, 2019 (inception) to September 30, 2019:
(Amounts in thousands, except share and per share amounts)	Period from May 6, 2019 (Inception) to September 30, 2019
Per share data:
Net asset value, beginning of period	$-
Net investment income (loss)(1)	(1.68)
Net realized and unrealized gain (loss) on investments(1)	-
Total from operations	(1.68)
Impact of issuance of common stock	21.22
Total increase in net assets	19.54
Net asset value, end of period	$19.54
Shares outstanding, end of period	1,460,000
Total return(2)	(2.3)%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	7.7%
Ratio of net expenses to average net assets(3)(4)(6)	6.9%
Ratio of net investment income to average net assets(3)(4)	(5.3)%
Net assets, end of period	$28,522
Weighted-average shares outstanding	403,591
Total capital commitments, end of period	$146,000
Ratio of total contributed capital to total committed capital, end of period	20.0%
Portfolio turnover rate(7)	1.3%
Asset coverage ratio(8)	328.2%

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)
Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the offering price of $20.00 per share on the initial capital call from investors on July 29, 2019.

(3)	Not annualized.
(4)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period, beginning with the first capital call on July 29, 2019.
(5)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Administrator.
(6)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator.
(7)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(8)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

Note 11.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. Other than those previously disclosed, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q, or this "report," we refer to AG Twin Brook BDC, Inc. as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment advisor, AG Twin Brook Manager, LLC, as our "Advisor," and we refer to the direct parent company of our Advisor, Angelo, Gordon & Co., L.P., as "Angelo Gordon."

Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Risk Factors”. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of AG Twin Brook BDC, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Registration Statement on Form 10, filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2019, as amended, and our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).

Overview
AG Twin Brook BDC, Inc. is a Delaware Corporation formed on February 4, 2016.  We have elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for tax purposes, we intend to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  We were formed to provide risk-adjusted returns and current income to investors by lending to U.S. investing primarily in middle market companies.
We are managed by our Advisor, a wholly-owned subsidiary of Angelo Gordon.  The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940.  Subject to the overall supervision of our board of directors (the “Board”), our Advisor manages our day-to-day operations, and provides investment advisory and management services to us.  Our Advisor will be responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis.

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.

Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of September 30, 2019, we had $146 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
As a BDC, we must invest at least 70% of our assets in “eligible portfolio companies,” generally, U.S. private operating companies (or small U.S. public operating companies with a market capitalization of less than $250 million). As a BDC, we may also invest up to 30% of our portfolio in non-eligible portfolio company investments, such as investments in non-U.S. companies, which may include investments in a “passive foreign investment company” (a “PFIC”).  Because we have elected to be regulated as a BDC, and we intend to qualify as a RIC under the Code, our portfolio will also be subject to the diversification and other requirements under the Code.

Investments
We will seek to invest principally in privately originated senior secured loans to U.S. middle market companies, which we believe have consistent capital needs and have not only been underserved in recent years by traditional providers of capital such as banks and the public debt markets, but also for a variety of reasons may prefer working with experienced non-bank lenders. Our origination strategy focuses on the middle market private equity community. This financing is expected to be utilized for a variety of purposes, including to fund organic growth, acquisitions, recapitalizations, management buyouts and leveraged buyouts for companies with revenue generally under $500 million. In describing our business, we generally use the term “middle market” to refer to companies with EBITDA of between $3 million and $50 million annually; however, we intend to focus our investing in companies with EBITDA of less than $25 million. Notwithstanding the foregoing, the Advisor may determine whether companies qualify as “middle market” in its sole discretion, and we may from time to time invest in larger or smaller companies.

By investing predominantly in senior secured debt, we expect to reduce our risk of principal loss and deliver more stable returns over time as compared with investments in bonds, unsecured loans, mezzanine investments and public, private and project equity. However, the Company may also invest opportunistically in other debt instruments, such as senior secured stretch and unitranche facilities, second lien debt, mezzanine and mezzanine-related loans, related equity securities, as well as select other subordinated instruments either directly or through acquisitions in the secondary market.

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make.

Revenues
We generate revenues primarily through the receipt of interest income from the investments we hold. In addition, we generate income from various loan origination and other fees and from dividends on direct equity investments. In addition, we may generate revenue in the form of commitment, origination, administration, amendment, and loan servicing fees.  Loan origination fees, original issue discount and market discount or premium are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income. We record contractual prepayment premiums on loans and debt securities as interest income.

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2019, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

Dividend income that we receive from our ownership of private securities is recorded pursuant to the terms of the respective investments.

Expenses
Our primary operating expenses will include the payment of fees to the Advisor under the Investment Management Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below.

We will be responsible for all costs and expenses incurred in connection with the operations of the Company and locating, structuring, evaluating, consummating, maintaining and disposing of investments and potential investments (whether or not the acquisition is consummated), including but not limited to legal, regulatory, accounting and other professional or third-party costs or disbursements including travel, rent or lodging, out-of-pocket expenses of the Advisor, the fees and expenses of any independent counsel engaged by the Advisor and out-of-pocket expenses related to third-party service providers (including loan servicer fees), placement agent fees and expenses (subject to the offset provisions above), advertising expenses, litigation expenses, brokerage commissions, clearing and settlement charges and other transaction costs, custody fees, interest expenses, financing charges, initial and variation margin, broken deal expenses, compensation (which may include fees or performance-based compensation) of advisors, consultants and finders, joint venture partners, or other professionals relating to the Company’s operations and investments or potential investments (whether or not completed), which may include costs incurred to attend or sponsor networking and other similar events hosted by both for-profit and not-for-profit organizations (which may include organizations affiliated with current or prospective investors), specific expenses incurred in obtaining, developing or maintaining market data technology systems, research and other information and information service subscriptions utilized with respect to the Company’s investment program including fees to third party providers of research, portfolio risk management services (including the costs of risk management software or database packages), fees of pricing and valuation services, appraisal costs and brokerage expenses. The Company will also bear all commitment fees and any transfer or recording taxes, registration fees and other expenses in connection with acquisitions and dispositions of investments, and all expenses relating to the ownership and operation of investments, including taxes, interest, insurance, and other fees and expenses. Travel expenses may include first-class airfare and limited use of private or charter aircraft, as well as premium accommodations, in accordance with our Advisor’s policies related thereto.

In addition, we will bear all costs of the administration of the Company, including but not limited to accounting expenses (including accounting systems) and expenses relating to audit, legal and regulatory expenses (including filings with U.S. and non-U.S. regulators and compliance obligations), costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws, fees and expenses of any administrators in connection with the administration of the Company, expenses relating to the maintenance of registered offices of the Company to the extent provided by unaffiliated service providers, temporary office space of non-employee consultants or auditors, blue sky and corporate filing fees and expenses, corporate licensing expenses, indemnification expenses, costs of holding any meetings or conferences of investors or their delegates or advisors (including meetings of the Advisor and related activities), Independent Directors’ fees and expenses, costs of any litigation or threatened litigation or costs of any investigation or legal inquiries involving Company activities (including regulatory sweeps), the cost of any liability insurance or fidelity coverage for the Company, including any directors’ and officers’ liability insurance and key-person life insurance policies, maintained with respect to liabilities arising in connection with the activities of our directors and officers conducted on behalf of the Company, costs associated with reporting and providing information to existing and prospective investors, including printing and mailing costs, wind-up and liquidation expenses, and any extraordinary expenses arising in connection with the operations of the Company.

We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million.

From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.

Leverage
We have obtained a subscription facility to meet our capital needs.  We may borrow money from time to time within the levels permitted by the 1940 Act.

Portfolio and Investment Activity
As of September 30, 2019, based on fair value, our portfolio consisted of 97.5% first lien senior secured debt investments and a 2.5% investment in an affiliated fund.

As of September 30, 2019, we had investments in eleven portfolio companies with an aggregate fair value of $22.8 million.

Our investment activity for the period from May 6, 2019 (inception) to September 30, 2019 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Period from May 6, 2019 (Inception) to September 30, 2019
Principal amount of investments funded:
First lien senior secured debt investments	$22,394
Investment in affiliated fund	581
Total principal amount of investments funded	$22,975
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(147)
Investment in affiliated fund	-
Total principal amount of investments sold or repaid	$(147)
New investment commitments	$30,899
Number of new investment commitments in new portfolio companies(1)	11
Average new investment commitment amount	$2,809
Weighted average term for new investment commitments (in years)	4.2
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%

(1) Number of new investment commitments represent commitments to a particular portfolio company.

As of September 30, 2019, our investments consisted of the following:

	September 30, 2019
(Amounts in thousands)	Amortized Cost	Fair Value
First lien senior secured debt	$22,253	$22,253
Investment in affiliated fund	581	581
Total investments	$22,834	$22,834

The table below describes investments by industry composition based on fair value as of September 30, 2019:

September 30, 2019
Chemicals	10.6%
Commercial services and supplies	14.9%
Containers and packaging	12.6%
Diversified consumer services	11.6%
Health care providers and services	16.9%
Machinery	4.1%
Metals and mining	6.2%
Multisector holdings	2.5%
Professional services	10.4%
Software	10.2%
Total	100.0%

Investments held as of September 30, 2019 were based solely in the United States.

The weighted average yields and interest rates of our funded debt investments as of September 30, 2019 were as follows:

September 30, 2019
Weighted average yield of funded debt investments at fair value	7.6%
Weighted average interest rate of funded debt investments(1)	7.7%
Weighted average spread over LIBOR of all floating rate funded debt investments	5.4%

(1) Calculated using actual interest rates in effect as of September 30, 2019 based on borrower elections.

The weighted average yield of our funded debt investments is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates of each investment as of each respective date, including accretion of original issue discount, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

Our Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

• assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
• periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
• comparisons to other companies in the portfolio company’s industry; and
• review of monthly or quarterly financial statements and financial projections for portfolio companies.

As part of the monitoring process, our Advisor employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Advisor rates the credit risk of all debt investments on a scale of A to F. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

Investment Ratings	Description
A	A loan supported by exceptional financial strength, stability and liquidity;
B	As a general rule, a new transaction will be risk rated a “B” loan. Overtime, a “B” loan is supported by good financial strength, stability and liquidity;
C
A loan that is exhibiting deteriorating trends, which if not corrected could jeopardize repayment of the debt. In general, a default by the borrower of one of its financial performance covenants (leverage or coverage ratios) would warrant downgrade of a loan to a risk rating of “C”;

D	A loan that has a well-defined weakness that jeopardizes the repayment of the debt or the ongoing enterprise value of the borrower;
E	A loan that has an uncured payment default; and
F	An asset that is considered uncollectible or of such little value that its continuance as a booked asset is unwarranted.

Our Advisor rates the investments in our portfolio at least quarterly and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated C through F, our Advisor enhances its level of scrutiny over the monitoring of such portfolio company.

The following table shows the composition of our debt investments on the A to F rating scale as of September 30, 2019:

September 30, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$-	-
B	22,253	100.0%
C	-	-
D	-	-
E	-	-
F	-	-
Total	$22,253	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2019:

	September 30, 2019
(Amounts in thousands)	Amortized Cost	Percentage
Performing	$22,253	100.0%
Non-accrual	-	-
Total	$22,253	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full.  Accrued interest is generally reversed when a loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Advisor’s judgment regarding collectability.  Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in the Advisor’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Results of Operations
The following table represents the operating results for the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019:

(Amounts in thousands)	Three Months Ended September 30, 2019	Period from May 6, 2019 (Inception) to September 30, 2019
Total investment income	$208	$208
Less: expenses	(508)	(887)
Net investment income (loss)	$(300)	$(679)
Net change in unrealized gain (loss)	-	-
Net realized gain (loss)	1	1
Net increase (decrease) in net assets resulting from operations	$(299)	$(678)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. We commenced investing activities in August 2019, and as a result, comparisons between the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019 may not be meaningful.

Investment Income
Investment income for the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019 were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2019	Period from May 6, 2019 (Inception) to September 30, 2019
Interest income	$125	$125
Other income	83	83
Total investment income	$208	$208

Expenses
Expenses for the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019 were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2019	Period from May 6, 2019 (Inception) to September 30, 2019
Audit fees	$137	$137
Insurance fees	122	163
Offering costs	103	103
Administrative fees	101	101
Directors' fees	45	73
Organizational costs	32	342
Interest	30	30
Other	19	19
Professional fees	12	12
Management fees	8	8
Total gross expenses	$609	$988
Less Waivers:
Administrative fees waived	(101)	(101)
Total net expenses	$508	$887

Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Advisor, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Advisor may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Advisor for any services performed for us by such affiliate or third party.

Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the period from May 6, 2019 (inception) to September 30, 2019, we did not accrue U.S. federal excise tax.

Net Change in Unrealized Gains (Losses) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, net unrealized gains (losses) on our investment portfolio were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2019	Period from May 6, 2019 (Inception) to September 30, 2019
Net change in unrealized gain (loss) on investments	$-	$-
Net change in unrealized gain (loss) on investments	$-	$-

Net Realized Gains (Losses) on Investments
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, net realized gains (losses) on our investment portfolio were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2019	Period from May 6, 2019 (Inception) to September 30, 2019
Net realized gain (loss) on investments	$1	$1
Net realized gain (loss) on investments	$1	$1

Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, and our subscription facility. The primary uses of our cash are (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying our Advisor), (3) debt service of any borrowings and (4) cash distributions to the holders of our stock.

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of September 30, 2019, our asset coverage ratio was 328.2%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2019, taken together with our uncalled capital commitments of $116.8 million and available debt capacity of $12.3 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of September 30, 2019, we had $18.9 million in cash.  During the period from May 6, 2019 (inception) to September 30, 2019, we used $22.7 million in cash for operating activities, primarily as a result of funding portfolio investments of $23.0 million, partially offset by sales of portfolio investments of $0.1 million, and other operating activities of $0.2 million.  Cash provided by financing activities was $41.5 million during the period, which was primarily the result of proceeds from the issuance of shares and proceeds from net borrowings on our credit facility.

Equity
Subscriptions and Drawdowns
In connection with our formation, we have the authority to issue 100,000,000 common shares, par value $0.001 per share.

We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investors.

During the period from May 6, 2019 (inception) to September 30, 2019, our Advisor delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
July 22, 2019	July 29, 2019	912,500	$18.25
September 12, 2019	September 26, 2019	547,500	$10.95
Total		1,460,000	$29.20

Debt
Subscription Facility
On August 14, 2019, we entered into a revolving credit facility (the “Subscription Facility”), pursuant to a Revolving Credit Agreement, as amended, with Wells Fargo Bank, National Association (the “Lender”).  The Subscription Facility enables us to request loans from the Subscription Facility Lender up to a maximum commitment of $50 million.  The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of our investors.  The total amount available under the Subscription Facility may be reduced as a result of decreases in the unfunded capital commitments of our investors as well as other provisions of the Subscription Facility agreement.

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of September 30, 2019, the outstanding borrowings under the Subscription Facility bear interest at an all-in rate of 5.50%.  In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of September 30, 2019, we are in compliance with such covenants.
Debt obligations consisted of the following as of September 30, 2019:
	As of September 30, 2019
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$12,500	$12,300	$12,500
Total debt	$50,000	$12,500	$12,300	$12,500

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
For the three months ended September 30, 2019, the components of interest expense were as follows:
	Three Months Ended September 30, 2019	Period from May 6, 2019 (Inception) to September 30, 2019

(Amounts in thousands)
Interest expense	$22	$22
Amortization of deferred financing costs	8	8
Total interest expense	$30	$30
Average interest rate	5.50%	5.50%
Average daily borrowings	$685	$426
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.  Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments and are fair valued.  Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and consolidated statement of operations.

As of September 30, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2019
		(Amounts in thousands)
Affinitiv, Inc	First lien senior secured revolving loan	$372
BRTS Holdings, LLC	First lien senior secured delayed draw term loan	176
BRTS Holdings, LLC	First lien senior secured revolving loan	312
Copperweld Group, Inc.	First lien senior secured revolving loan	294
Industrial Dynamics Company, Ltd.	First lien senior secured revolving loan	234
Jansy Packaging, LLC	First lien senior secured revolving loan	309
NSG Buyer, Inc.	First lien senior secured revolving loan	250
Quantum Spatial, Inc.	First lien senior secured revolving loan	704
Revolution Plastics Buyer LLC	First lien senior secured revolving loan	704
SCP Eye Care Services LLC	First lien senior secured delayed draw term loan	2,626
SCP Eye Care Services LLC	First lien senior secured revolving loan	352
Silver Falls MSO, LLC	First lien senior secured delayed draw term loan	704
Silver Falls MSO, LLC	First lien senior secured revolving loan	199
Viking Target, LLC	First lien senior secured revolving loan	392
Total unfunded portfolio company commitments		$7,628

We maintain sufficient borrowing capacity along with undrawn capital commitments of our investors to cover outstanding unfunded portfolio company commitments that we may be required to fund. We seek to carefully manage our unfunded portfolio company commitments for purposes of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage ratio, along with undrawn capital commitments of our investors, to cover any outstanding portfolio company unfunded commitments we are required to fund.

Investor Commitments
As of September 30, 2019, we had $146.0 million in total capital commitments from investors ($116.8 million undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.  Subsequent to September 30, 2019, we entered into $70.0 million of Subscription Agreements, of which $14.0 million has been drawn, which increased the capital commitments to $216.0 million ($172.8 million undrawn).
Contractual Obligations
A summary of our contractual payment obligations under our subscription facility as of September 30, 2019 is as follows:

	Payments Due by Period

(Amounts in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Subscription facility	$12.5	$-	$12.5	$-	$-
Total contractual obligations	$12.5	$-	$12.5	$-	$-

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Investment Management Agreement, the Administration Agreement, and the Resource Sharing Agreement.

In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to us, our Advisor, and Angelo Gordon to permit us to co-invest with other funds managed by Angelo Gordon in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as any regulatory requirements and other pertinent factors.  See “Item 1. – Notes to Consolidated Financial Statements – Note 6. Agreements and Related Party Transactions” for further description of our related party transactions.
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “Item 1A. Risk Factors.”

Investments at Fair Value
We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  In accordance with ASC 820, we disclose the fair value of our investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value.  The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements).  ASC 820 establishes three levels of the fair value hierarchy as follows:
Level 1	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;
Level 2	Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3	Inputs that are unobservable.
Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk.  Inputs may include price information, volatility statistics, interest rates, specific and broad credit data, liquidity statistics, and other factors.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement; however, the determination of what constitutes “observable” requires significant judgment.  We consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.  The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to our perceived risk of that instrument.
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised by us, our Board of Directors (the “Board”), and the Advisor in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.

Investments in investment funds are valued at fair value. Fair values are generally determined utilizing the NAV supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund, if applicable, and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.
The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:
•	The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•	The Advisor’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Board.
•
The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith, based on, among other things, the input of the Advisor and, where applicable, other third parties.

When determining the fair value of Level 3 investments, we may take into account the following factors, where relevant: recent transactions, the enterprise value of the underlying company, the nature and realizable value of any collateral, the underlying company’s ability to make payments and its earnings and discounted cash flows, the markets in which the underlying company does business, financial covenants, the seniority of the financial instrument in the capital structure of the company, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.
Our investments trade infrequently and when they are traded, the price may be unobservable, and as a result, multiple external pricing sources may not be available.  In such instances, we may use an internal pricing model as either a corroborating or sole data point in determining the price.  Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.  We generally engages third party firm(s) to assist in validating certain financial instruments where multiple external prices cannot be obtained.  The third party firm(s) either independently determine prices or assess the reasonableness of our prices.  The analyses provided by such third party firm(s) are reviewed and considered by us.  As part of the risk management process, we review and analyze the prices obtained from external pricing sources to evaluate their reliability and accuracy, which includes identifying and excluding vendor prices and broker quotations that we believe do not reflect fair value.  In addition, the Advisor’s valuation committee meets regularly and engages in ongoing reviews of the valuation processes and procedures including reviews of methodology, ongoing accuracy, source quality and independence. Such reviews include, but are not limited to, comparison of current vendor prices and broker quotations against ongoing daily trading activity, vendor due diligence, and back testing.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the assumptions are set to reflect those that we believe market participants would use in pricing the asset or liability at the measurement date.

Investment Related Transactions, Revenue Recognition and Expenses
Investment transactions and the related revenue and expenses are recorded on a trade-date basis.  Realized gains and losses on investment transactions are determined using the specific identification method.  All costs associated with consummated investments are included in the cost of such investments.  Broken deal expenses incurred in connection with investment transactions which are not successfully consummated are expensed as a component of “Other” expense on the consolidated statement of operations.
Interest income and interest expense are recognized on an accrual basis.  Interest income on debt instruments is accrued and recognized for those issuers who are currently paying in full or expected to pay in full.  For those issuers who are in default or expected to default, interest is not accrued and is only recognized when received.  Interest income and expense include discounts accreted and premiums amortized on certain debt instruments as determined in good faith and calculated using the effective interest method.  Loan origination fees, original issue discounts and market discounts or premiums are capitalized as part of the underlying cost of the investments and accreted or amortized over the life of the investment as interest income.
Paydown gains and losses on investments in debt instruments are reported in “Interest” income on the consolidated statement of operations.  Interest received in-kind, computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment and reported as “Interest” income on the consolidated statement of operations. We record dividend income from private securities pursuant to the terms of the respective investments.
We may earn various fees during the life of the loans.  Such fees include, but are not limited to, syndication, commitment, administration, prepayment and amendment fees, some of which are paid to us on an ongoing basis.  These fees and any other income are recognized as earned as a component of "Other" income on the consolidated statement of operations.

Income Taxes
We have elected to be regulated as a BDC under the 1940 Act.  We also intend to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.  As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute timely to our shareholders as dividends.  To the extent we qualify as a RIC, tax liability related to income that we earned and distributed represents obligations of our investors and will not be reflected in our consolidated financial statements.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. We will generally be subject to 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless we distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. We, at our discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, we accrued approximately $14,000 of U.S. federal tax expense related to fee income received, which is included in “Other” expense on the consolidated statement of operations.

We evaluate tax positions taken or expected to be taken in the course of preparing the financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through September 30, 2019.
Distributions
Distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter. We intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to stockholders.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of our Advisor and independent third party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We may fund portions of our investments with borrowings on a short term basis, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2019, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$0.5	$0.3	$0.2
Up 100 basis points	$0.2	$0.1	$0.1
Down 100 basis points	$(0.2)	$(0.1)	$(0.1)
Down 200 basis points	$(0.2)	$(0.3)	$0.1

To a limited extent, we may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth herein, you should carefully consider the risk factors previously disclosed in our Form 10, filed with the SEC on May 3, 2019, as amended.

The interest rates of our term loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes. LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established in its place, which may have an adverse effect on our ability to receive attractive returns. In addition, if LIBOR ceases to exist we may need to renegotiate any LIBOR based credit facilities to replace LIBOR with the new standard that is established in its place.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated June 20, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)
3.2	By-laws, dated May 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)
10.1
Investment Management Agreement, dated June 26, 2019, by and between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)

10.2
Administration Agreement, dated June 26, 2019, by and between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)

10.3	Form of Subscription Document, dated June 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)
10.4
Global Custody Agreement, dated May 31, 2019, by and between the Company and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)

10.5	Form of Transfer Agency and Registrar Services Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)
31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Vishal Sheth pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Vishal Sheth pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AG TWIN BROOK BDC, INC.

November 12, 2019	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

November 12, 2019	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)