Form 10-K
period 2019-12-31
AG Twin Brook BDC, Inc.
filed 2020-03-13
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01259
AG Twin Brook BDC, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-4184014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 26th Floor, New York, NY	10167
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (212) 692-2000

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

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

As of March 6, 2020, the registrant had 2,160,000 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes estimates, projections, and statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may appear throughout this report, including the following sections: “Risk Factors” (Part I, Item 1A of this Form 10-K) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I

In this Annual Report, we refer to AG Twin Brook BDC, Inc. as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment advisor, AG Twin Brook Manager, LLC, as our "Advisor," and we refer to the direct parent company of our Advisor, Angelo, Gordon & Co., L.P., as "Angelo Gordon" or our “Administrator.”

Item 1. Business

General

AG Twin Brook BDC, Inc. (the “Company”), formerly known as 1889 BDC, Inc., was formed on February 4, 2016 as a Delaware corporation.  We have elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for tax purposes, we intend to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
We are managed by AG Twin Brook Manager, LLC (the “Advisor”), a wholly owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo Gordon”).  The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  Angelo Gordon (the “Administrator”) provides the administrative services necessary for our operations.  Company management consists of investment and administrative professionals from our Advisor and Administrator along with the Board of Directors (the “Board”).  Our Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of our investment assets to our Advisor. The Board consists of five directors, three of whom are independent.

We are a specialty finance company focused on lending to U.S. middle market companies with between $3 million and $50 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”); however, we focus our investing in companies with EBITDA of less than $25 million. We seek to generate attractive, consistent, total returns through cash coupons, fees and, when available, equity investments, while minimizing the risk of loss.  We invest primarily in senior secured debt, while also taking advantage of opportunistic investments in other parts of the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, as well as equity investments. To a lesser extent, we may utilize “revolvers” or revolving credit lines which allow borrowers to borrow funds, make re-payments and subsequently re-borrow funds during the term of the revolving loan. We may also invest to a lesser extent in common stock and other equity securities, convertible securities and distressed debt. The instruments in which we invest typically are not rated by any rating agency, but our Advisor believes that if such instruments were rated, they would be below investment grade, which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. To a limited extent, we may enter into hedging transactions, which may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We may also receive or purchase warrants or rights.

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to one-half of our assets). We have entered into a subscription line revolving credit facility (the “Subscription Facility”).  We expect to use the Subscription Facility, along with proceeds from the rotation of our portfolio and proceeds from the private placement of the Company’s common stock

(“Private Offerings”), to finance our investment objectives. See “— Regulation as a Business Development Company” for additional information regarding the regulatory requirements imposed on us as a result of our election to be treated as a BDC.

The Investment Advisor
Our investment activities are managed by the Advisor, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended, pursuant to an investment advisory agreement (the “Investment Management Agreement”) with the Advisor. The Advisor is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Advisor and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC.
The Advisor has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Angelo Gordon, pursuant to which Angelo Gordon provides the Advisor with experienced investment professionals and access to the resources of Angelo Gordon so as to enable the Advisor to fulfill its obligations under the Investment Management Agreement (as described in further detail below). Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Angelo Gordon’s investment professionals. There can be no assurance that Angelo Gordon will perform its obligations under the Resource Sharing Agreement. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on our operations.
The Investment Team
The Angelo Gordon Chicago-based direct lending investment team (the “Investment Team”) provided to our Advisor pursuant to the Resource Sharing Agreement is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2019, the Investment Team was comprised of over forty investment professionals, all of whom dedicate a substantial portion of their time to supporting lending to U.S. middle market companies. In addition, the team has six dedicated operations professionals, two of whom have over a decade of experience. The team also has a dedicated Chief Financial Officer and dedicated accounting professionals (in both Chicago and New York). These individuals may have additional responsibilities other than those relating to us, but generally allocate the vast majority of their time in support of our business and our investment objective as a whole. In addition, the Advisor believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
The Investment Team takes a bottom-up, cash-flow based fundamental research approach to investing and focuses primarily on corporate credit investment opportunities in the United States. The senior team members have been actively involved in the lower middle market for over 20 years and have built strong relationships with the middle market private equity sponsor community, along with most of the capital markets and senior management teams at many of the leading middle market finance companies.
The Advisor has an investment committee comprised of five members that is responsible for approving all of our investments. The extensive experience of the investment professionals serving on our investment committee includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. This diverse skill set provides a range of perspectives in the evaluation of each investment opportunity.
Investment Approach
Our investment objective is to generate attractive, consistent, total returns through cash coupons, fees and, when available, equity investments, while minimizing the risk of loss. It is our intention to invest primarily in senior secured debt, while also taking advantage of opportunistic investments in other parts of the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, as well as equity investments and select other subordinated investments. To a lesser extent, we may utilize “revolvers” or revolving credit lines which allow borrowers to borrow funds, make re-payments and subsequently re-borrow funds during the term of the revolving loan.
Our Advisor’s detailed underwriting process begins with an initial screen of a new investment opportunity. Should a potential investment pass the initial screen the next step includes engaging underwriting resources for a due diligence review – this review will typically include an on-site meeting with executive management and a thorough review of all diligence material. If the information attained during the review provides support for the transaction, then a transaction summary of the opportunity is presented to the investment committee. Initial screening may be conducted by a subset of the investment committee. Upon approval of an opportunity through the transaction summary review process, a term sheet is issued to the private equity group(s) involved in the auction process. Once the private equity group(s) sign off on the term sheet terms, then the due diligence team proceeds to a full underwriting review – this review will include third-party accounting and insurance reviews, as well as environmental reviews where relevant – and executive background checks (other documentation such as third-party market studies might also be requested). This third-party information will be reviewed, and follow up meetings with management will take place to answer any additional diligence questions raised by review of the third-party sources. Once the diligence process is complete, an underwriting approval document is created to highlight what was learned during diligence and to request approval or request changes to the transaction from what was originally approved in the transaction summary. After the underwriting document has received majority approval from the investment committee, a commitment letter will typically be issued to the private equity group(s) that have the target company under letter of intent to purchase. At this stage, if both the Investment Team and the prospective client agree upon the specifics in the commitment letter, the deal team will commence the legal documentation and transaction closing process.
Given this very rigorous underwriting process, only a small percentage of the transactions that are screened are expected to be approved and closed. From the build out of the initial Investment Team from October 2014 through December 2019, the team had screened over 6,000 deals from over 600 private equity sponsors and closed on 199 transactions.  This represents less than 4% of total deals screened; the Investment Team anticipates remaining highly selective in terms of transactions going forward.
After a successful closing, our Advisor’s back office personnel will collaborate on interest billing, covenant compliance and loan syndicate management. Our Advisor expects to perform on-going continual credit analysis and quarterly valuations (the Advisor may utilize an administrator or a third-party valuation agent).
The Investment Team is integrated with the Angelo Gordon infrastructure, support and risk management teams and expects to spend a considerable amount of time in direct consultation with other senior Angelo Gordon investment professionals.
Types of Investments
We seek to create a portfolio that includes primarily direct originations of senior secured debt, as well as opportunistic investments in other parts of the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, and equity investments, as well as select other subordinated instruments acquired either directly or through acquisitions in the secondary market. To a lesser extent, we may utilize “revolvers” or revolving credit lines which allow borrowers to borrow funds, make re-payments and subsequently re-borrow funds during the term of the revolving loan. We currently do not expect to limit our focus to any specific industry. Our investments are typically expected to have maturities between three and five years. If we are successful in achieving our investment objective, we believe that we will be able to provide our stockholders with consistent dividend distributions and attractive risk adjusted total returns.
As of December 31, 2019, we had investments in twenty-one portfolio companies with an aggregate fair value of $39.8 million.  As of December 31, 2019, our investments consisted of the following:
	December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value
First lien senior secured debt	$38,096	$38,156
Investment in affiliated fund	1,641	1,641
Total investments	$39,737	$39,797

We, our Advisor and Angelo Gordon have received an exemptive order from the SEC that permits us and certain of our controlled affiliates, subject to certain terms and conditions, to co-invest with other funds managed by the Advisor and Angelo Gordon in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if the Advisor or Angelo Gordon forms other funds in the future, we may co-invest on a concurrent basis with such other funds, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures.
Investment Structure
Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, most notable the equity capital provider, to structure an investment. We negotiate among these parties to create a capital structure that we believe aligns with our investment objectives, as well as that of the private equity sponsor. In general, our allocations will consist of both funded and unfunded commitments.
We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of this debt. This collateral may take the form of first or second priority liens on the assets of a portfolio company.
We may selectively originate or invest in unitranche loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. There may be limited circumstances in which a lender other than the Company is in a first-lien position.
In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:
•	requiring a total return on our investments (including both interest and fees) that compensates us for credit risk; and

•
negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as direct investments in the equity in a portfolio company.
We intend to use a buy-and-hold strategy and expect to hold most of our investments to maturity or repayment.
Origination
Our Advisor anticipates that the majority of our investments will be sourced via Angelo Gordon’s direct origination strategy of sourcing through private equity sponsors as this is expected to result in investments with more attractive economics and lower credit risk. For example, the Advisor believes the  key benefits to a direct origination platform include superior due diligence given greater access to the borrower, preferred allocations, equity investment opportunities, the ability to negotiate stronger credit terms (and therefore more meaningful lender protection and rights) and the opportunity to generate higher fees.
Our Advisor believes that the Investment Team’s involvement in a long list of successfully completed transactions positions us well to benefit from deal dialogue with sponsors with whom they have previously worked. We believe the Investment Team’s longstanding relationships and reputation with private equity sponsors, companies and intermediaries will allow us to establish a multi-channel origination strategy designed to uncover a broad and diversified set of attractive investment opportunities.
Over time our Advisor intends to develop both a generalist as well as a targeted industry marketing program. All originators are expected to cover a core group of generalist private equity firms that focus on a broad base of industry sectors within the middle market lending arena, including, but not limited to, manufacturing, distribution, services, consumer products, aerospace and defense, and technology services. We also actively pursue investment opportunities in both the healthcare as well as the insurance and financial services industries, where we have existing specialized origination and underwriting capabilities. The Investment Team has significant experience in these sectors and previously helped design, build and manage two of the leading middle market finance specialty groups within each of these sectors.
About Angelo Gordon
Angelo Gordon was founded in 1988 and had approximately $38 billion in assets under management as of December 31, 2019. Angelo Gordon is a privately held firm specializing in global alternative (non-traditional) investments with a total return orientation. The firm manages capital across four primary strategies: (i) real estate, (ii) corporate credit, (iii) direct lending and (iv) securitized products. Funds are managed in single-strategy vehicles or multi-strategy vehicles. The firm believes that a great deal of synergy exists among the investment teams, and their ability to work together has proven to be a key element in the firm’s success. In each discipline, the firm seeks to generate total returns, in all market environments and with less volatility than the overall markets, by exploiting market inefficiencies and capitalizing on situations that are not in the mainstream of investment opportunities. Angelo Gordon is an SEC registered investment adviser.
Angelo Gordon and its affiliates manage a number of pooled investment vehicles that may compete with the Company for investment opportunities. We may invest alongside investment funds, accounts and investment vehicles managed by Angelo Gordon in certain circumstances where doing so is consistent with our investment strategy, as well as applicable law and SEC staff interpretations. We, our Advisor and Angelo

Gordon have received an exemptive order from the SEC that permits us and certain of our controlled affiliates, subject to certain terms and conditions, to co-invest with other funds managed by the Advisor and Angelo Gordon in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
Allocation of Investments
Angelo Gordon currently manages a number of private investment funds and managed accounts with investment strategies similar to that of the Company. In addition, Angelo Gordon or an affiliate serves (and may in the future serve) as general partner or investment adviser for a number of collective investment vehicles and separate accounts, offering investment management services in a diverse range of investment strategies, including some funds and accounts that include investments of the type contemplated herein as part of their investment programs.
To the extent that a particular investment opportunity is suitable for both the Company and other investment accounts of Angelo Gordon, such investment opportunity will typically be allocated among the Company and the other accounts pursuant to the overarching Angelo Gordon allocation policies in a manner deemed to be fair and equitable over time which does not favor one client or group of clients taking into consideration such factors as legal, regulatory and tax considerations, availability of capital for investment by the account, liquidity concerns and such other factors as Angelo Gordon deems under the particular circumstances to be relevant in making its investment allocation determination.
When the Advisor and Angelo Gordon determine that it would be appropriate for the Company and one or more other investment accounts, respectively, to participate in an investment opportunity, they will generally seek to have all accounts participate on an equitable basis. Situations may occur where we could be disadvantaged because of the investment activities conducted by Angelo Gordon, the Advisor and their affiliates for other investment accounts.
The Board of Directors
Our business and affairs are managed under the direction of our Board of Directors (the “Board”). Our Board consists of five members, three of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Independent Directors compose a majority of our Board. Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.
Investment Management Agreement; Administration Agreement
Our investment activities are managed by our Advisor, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. We have entered into the Investment Management Agreement with the Advisor, pursuant to which we have agreed to pay our Advisor a base management fee and an incentive fee for its services. The cost of both the base management fee and the incentive fee will ultimately be borne by our stockholders.
The base management fee is calculated at an annual rate of 0.60% of our gross assets, excluding cash and cash equivalents. For services rendered under the Investment Management Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets (excluding cash and cash equivalents) at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. For purposes of the Investment Management Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within one year of purchase.
Upon the occurrence of a Qualified IPO, the base management fee will be calculated at an annual rate of 1.25% of our gross assets, excluding cash and cash equivalents. A “Qualified IPO” is an initial public offering (“IPO”) of the Company’s common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
We pay the Advisor an incentive fee. The incentive fee will consist of two parts—an incentive fee based on income and an incentive fee based on capital gains—which are described in more detail below.
The first part, the income incentive fee, will be calculated and payable quarterly in arrears and equals:
(a)
100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.00% per quarter (4% annualized) (the “Hurdle”), until the Advisor has received a “catch-up” equal to 16.75% of the pre-incentive fee net investment income for the current quarter; and

(b)	16.75% of all remaining pre-incentive fee net investment income above the “catch-up.”
The second part, the capital gains incentive fee, will be determined and payable in arrears as of the end of each fiscal year (or upon a Qualified IPO or termination of the Investment Management Agreement), and equals 16.75% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).
Pre-incentive fee net investment income means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during each calendar quarter, minus our operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash.
Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the Hurdle rate for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.
Pre-incentive fee net investment income will be compared to a “Hurdle Amount” equal to the product of (i) the Hurdle rate of 1.00% per quarter (4% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Advisor to surpass the fixed Hurdle rate and receive an incentive fee based on such net investment income. PIK interest and OID will also increase our pre-incentive fee net investment income and make it easier to surpass the fixed Hurdle rate. The Advisor is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents) used to calculate the 0.60% base management fee.
We will pay the income incentive fee in each calendar quarter as follows:
•	no income incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the Hurdle Amount;
•
100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 1.201201% by our net asset value at the beginning of each applicable calendar quarter. The Catch-Up Amount is intended to provide the Advisor with an incentive fee of 16.75% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches the Catch-Up Amount in any calendar quarter (See Example 1 – Alternative 2 for an example of how the Catch-Up Amount is calculated); and

•
for any calendar quarter in which our pre-incentive fee net investment income exceeds the Catch-Up Amount, the income incentive fee shall equal 16.75% of the amount of our pre-incentive fee net investment income for the calendar quarter.

These calculations will be appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the current quarter. We do not currently intend to institute a share repurchase program and share repurchases will be effected only in extremely limited circumstances in accordance with applicable law.
The following is a graphical representation of the calculation of the income incentive fee:

Incentive Fee on
Pre-Incentive Fee Net Investment Income
(expressed as a percentage of average adjusted capital)

Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Incentive Fee

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in cash as of the end of each fiscal year (or upon termination of the Investment Management Agreement, as of the termination date), and equals 16.75% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will equal 16.75% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.
Examples of Quarterly Incentive Fee Calculation
Example 1: Income Related Portion of Incentive Fee:(*)
Alternative 1—The Company is below the hurdle
Assumptions:
Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 1.0%
Management fee = 0.150%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%

Calculations:
Pre-incentive fee net investment income:
= (investment income–(management fee + other expenses))
= (1.25%-(0.150%+0.1525%))
= 0.9475%, which does not exceed the hurdle rate

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2—The Company exceeds the hurdle

Assumptions:
Investment income (including interest, dividends, fees, etc.) = 1.50%
Hurdle rate(1) = 1.0%
Management fee = 0.150%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%

Calculations:
Pre-incentive fee net investment income:
= (investment income–(management fee + other expenses))
= 1.1975%, which exceeds the hurdle rate

Pre-incentive fee net investment income exceeds the hurdle rate but does not exceed the catch-up.  Therefore, the incentive fee is calculated as follows.

Incentive fee:
= 100% × "catch-up" + the greater of (a) 0% and (b) (16.75% × (pre-incentive fee net investment income–1.201201%))
•	Catch-up = 1.1975%–1.0% = 0.1975%
= (100% × 0.1975%) + 0%
= 0.1975% of total net assets

Alternative 3—The Company exceeds the catch-up(3)

Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.0%
Hurdle rate(1) = 1.0%
Management fee = 0.150%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(2) = 0.1525%

Calculations:
Pre-incentive fee net investment income:
= (investment income–(management fee + other expenses))
= 1.6975%, which exceeds the hurdle rate and the catch-up

Pre-incentive fee net investment income exceeds the hurdle rate and the catch-up.  Therefore, the incentive fee is calculated as follows.

Incentive fee:
= 100% × "catch-up" + the greater of (a) 0% and (b) (16.75% × (pre-incentive fee net investment income–1.201201%))
•	Catch-up = 1.201201%–1.0% = 0.201201%
= (100% × 0.201201%) + (16.75% × (1.6975%–1.201201%))
= 0.201201% + (16.75% × 0.496299%)
= 0.201201% + 0.08313%
= 0.284331% of total net assets

(*) The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1) Represents 4.0% annualized hurdle rate.
(2) Excludes organizational and offering expenses.
(3) The "catch-up" provision is intended to provide our Advisor with an incentive fee of approximately 16.75% on all of our pre-incentive fee net investment income when our net investment income exceeds 1.201201% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:
Assumptions

Year 1:	$25.0 million investment made in Company A ("Investment A"), $35.0 million investment made in Company B ("Investment B") and $30.0 million investment made in Company C ("Investment C")
Year 2:	Investment A sold for $35.0 million, fair value of Investment B determined to be $30.0 million and fair value of Investment C determined to be $32.0 million
Year 3:	Fair value of Investment B determined to be $34.0 million and Investment C sold for $35.0 million
Year 4:	Fair value of Investment B determined to be $45.0 million

The incentive fee based on capital gains, if any, would be:

Year 1:	None
Year 2:	$0.8375 million

The portion of the incentive fee based on capital gains equals (A) 16.75% of our realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, minus (B) the aggregate amount of any previously paid capital gain incentive. Therefore, using the assumptions above, the incentive fee based on capital gains equals (A) 16.75% × ($10.0 million-$5.0 million) minus (B) $0. Therefore, the incentive fee based on capital gains equals $0.8375 million.

Year 3:	$1.5075 million, which is calculated as follows:
The incentive fee based on capital gains equals (A) 16.75% × ($15.0 million-$1.0 million) minus (B) $0.8375 million. Therefore, the incentive fee based on capital gains equals $1.5075 million.
Year 4:	$0.1675 million, which is calculated as follows:
The incentive fee based on capital gains equals (x) (A) 16.75% × ($15.0 million-$0.0 million) minus (B) $2.345 million. Therefore, the incentive fee based on capital gains equals $0.1675 million.

In the event that the Investment Management Agreement shall terminate as of a date that is not a fiscal year end, the termination date shall be treated as though it were a fiscal year end for purposes of calculating and paying a capital gains incentive fee.
Our Board will monitor the mix and performance of our investments over time and will seek to satisfy itself that the Advisor is acting in our interests and that our fee structure appropriately incentivizes the Advisor to do so.
We have also entered into an administration agreement (the “Administration Agreement”) with Angelo Gordon (in such capacity, the “Administrator”). Pursuant to the Administration Agreement, we utilize the Administrator’s office facilities, equipment and recordkeeping services, and the Administrator provides the administrative services necessary for us to operate. Additionally, the Administrator has agreed to oversee our public reporting and tax reporting requirements and to monitor our expenses and the performance of professional services rendered to us by others. The Administrator has also hired a sub-administrator to assist in the provision of administrative services. We may reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff, if any, to the extent internal audit performs a role in our Sarbanes-Oxley internal control assessment. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The sub-administrator will be paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Administrator will waive its right to be reimbursed in the event that any such reimbursements would cause any distributions to our stockholders to constitute a return of capital. See “—Fees and Expenses” for additional information related to our reimbursement of the Administrator’s fees and expenses. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred and paid by the Administrator on our behalf. On a quarterly basis, the Board, including the Independent Directors, will review a presentation showing the compensation being paid by the Company to the Administrator and make a determination whether such payments are reasonable in light of the services provided. The Board, including the Independent Directors, will also periodically review the amounts charged by the Administrator against the amounts charged for similar administrative services by other providers.
Both the Investment Management Agreement and the Administration Agreement have been approved by our Board. Unless earlier terminated as described below, both the Investment Management Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors. The Investment Management Agreement and the Administration Agreement will automatically terminate in the event of assignment. Both the Investment Management Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Upon termination of the Investment Management Agreement, we may be required to change our name which may have a material adverse impact on our operations.
Under the Investment Management Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, and any person controlling or controlled by the Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Investment Management Agreement. In addition, as part of the Investment Management Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Management Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Management Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Management Agreement will constitute a waiver or limitation of any rights that we may have under any applicable federal or state securities laws.
Fees and Expenses
Our primary operating expenses include the payment of fees to the Advisor under the Investment Management Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below.

We are responsible for all costs and expenses incurred in connection with the operations of the Company and locating, structuring, evaluating, consummating, maintaining and disposing of investments and potential investments (whether or not the acquisition is consummated), including but not limited to legal, regulatory, accounting and other professional or third-party costs or disbursements including travel, rent or lodging, out-of-pocket expenses of the Advisor, the fees and expenses of any independent counsel engaged by the Advisor and out-of-pocket expenses related to third-party service providers (including loan servicer fees), placement agent fees and expenses (subject to the offset provisions above), advertising expenses, litigation expenses, brokerage commissions, clearing and settlement charges and other transaction costs, custody fees, interest expenses, financing charges, initial and variation margin, broken deal expenses, compensation (which may include fees or performance-based compensation) of advisors, consultants and finders, joint venture partners, or other professionals relating to our operations and investments or potential investments (whether or not completed), which may include costs incurred to attend or sponsor networking and other similar events hosted by both for-profit and not-for-profit organizations (which may include organizations affiliated with current or prospective investors), specific expenses incurred in obtaining, developing or maintaining market data technology systems, research and other information and information service subscriptions utilized with respect to our investment program including fees to third-party providers of research, portfolio risk management services (including the costs of risk management software or database packages), fees of pricing and valuation services, appraisal costs and brokerage expenses. We also bear all commitment fees and any transfer or recording taxes, registration fees and other expenses in connection with acquisitions and dispositions of investments, and all expenses relating to the ownership and operation of investments, including taxes, interest, insurance, and other fees and expenses. Travel expenses may include first-class airfare and limited use of private or charter aircraft, as well as premium accommodations, in accordance with Angelo Gordon’s policies related thereto.
In addition, we bear all costs of the administration of the Company, including but not limited to accounting expenses (including accounting systems) and expenses relating to audit, legal and regulatory expenses (including filings with U.S. and non-U.S. regulators and compliance obligations), costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws, fees and expenses of any administrators in connection with the administration of the Company, expenses relating to the maintenance of registered offices of the Company to the extent provided by unaffiliated service providers, temporary office space of non-employee consultants or auditors, blue sky and corporate filing fees and expenses, corporate licensing expenses, indemnification expenses, costs of holding any meetings or conferences of investors or their delegates or advisors (including meetings of the Advisor and related activities), Independent Directors’ fees and expenses, costs of any litigation or threatened litigation or costs of any investigation or legal inquiries involving Company activities (including regulatory sweeps), the cost of any liability insurance or fidelity coverage for the Company, including any directors’ and officers’ liability insurance and key-person life insurance policies, maintained with respect to liabilities arising in connection with the activities of our directors and officers conducted on behalf of the Company, costs associated with reporting and providing information to existing and prospective investors, including printing and mailing costs, wind-up and liquidation expenses, and any extraordinary expenses arising in connection with the operations of the Company.
We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of December 31, 2019.
From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.
Capital Resources and Borrowings
We anticipate cash to be generated from our current private offering of common shares and other future offerings of securities (including a Qualified IPO), and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. However, we do not intend to incur any indebtedness for investment purposes. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.
For more information on our debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Debt”.

Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We will lose our emerging growth company status on the last day of our fiscal year following the fifth anniversary of the date of our initial public offering or on the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
 Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisor or its affiliates, pursuant to the terms of the Investment Management Agreement and the Administration Agreement. Each of our executive officers is employed by the Advisor or its affiliates. Our day-to-day investment operations are managed by the Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Advisor or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Advisor for the allocable portion of the compensation paid by the Advisor (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). See “— Investment Management Agreement; Administration Agreement”.
The Private Offering

Our initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”). We have entered into separate Subscription Agreements with a number of investors for the Private Offering. Each investor makes a capital commitment to purchase shares of our common stock pursuant to the Subscription Agreement. Investors will be required to make capital contributions to purchase shares of our common stock each time our Advisor delivers a drawdown notice, which will be delivered at least 5 days prior to the Initial Closing and 10 days prior to any subsequent required funding date, in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made pro rata, in accordance with the investors’ capital commitments, at a per-share price as determined by the Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share, as calculated within no more than 48 hours of share issuance, in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, the total amount of the Company’s organizational and other expenses. Upon the earlier to occur of (i) a Qualified IPO, and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions contained herein and in the Subscription Agreement. Prior to a Qualified IPO, no investor who participated in the Private Offering will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide prior written consent and the transfer is otherwise made in accordance with applicable law.
Additional closings of the Private Offering may occur from time to time as determined by the Company. We reserve the right to hold additional closings of the Private Offering at any time in the future without limitation.  In the event that we enter into a Subscription Agreement with one or more investors after the Initial Closing, each such investor will be required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by our Board (including any committee thereof) as of the end of the most recent calendar quarter or such other date as determined by the Board prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the net asset value per share, as calculated within no more than 48 hours of share issuance, of our common stock in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, the total amount of the Company’s organizational and other expenses.
In addition to all legal remedies available to the Company, failure by an investor to purchase additional common stock when requested by the Company will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in that investor’s Subscription Agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in the Company, and may be required to sell their common stock to the Company.
Except as provided below, five years following the Initial Closing (the “Commitment Period”), investors in the Private Offering will be released from any further obligation to purchase additional shares of common stock, except to the extent necessary to (a) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (b) complete transactions that, at the end of the Commitment Period, are committed or otherwise with respect to which the Advisor has made an affirmative determination that we should participate, subject to completion of “due diligence” procedures and negotiation of acceptable price and other terms (and which, for the avoidance of doubt, includes funding any revolving credit facility or delayed draw-term facility that has not been fully drawn at the end of the Commitment Period), (c) satisfy any outstanding obligations pursuant to any credit facility or other lending arrangement, guaranty or other similar obligation, (d) fund follow-on investments made in existing portfolio companies (and not new investments) that, in the aggregate, do not exceed 10% of total commitments, (e) fund obligations under any Company guarantee or indemnity made during the Commitment Period, (f) hedge currency, interest rate, market or other risk with respect to existing investments and/or (g) fund any defaulted commitments. The Commitment Period shall terminate earlier upon a Qualified IPO and investors will be released from any further obligation to purchase additional shares of common stock. Under normal market conditions, given the anticipated high volume of potential investments, including potential co-investment transactions under our exemptive relief, we expect that all or substantially all capital will be drawn during the earlier part of the Commitment Period.
If a Qualified IPO has not occurred by the expiration of the Commitment Period, the Board may make a determination to wind down and/or liquidate and dissolve the Company or the Board may determine to continue the Company as a privately offered BDC, and the Board may from time to time in its discretion authorize periodic tender offers to offer liquidity to shareholders. We do not intend to give investors in-kind distributions of illiquid securities. We also do not have the ability or intention to create liquidating vehicles after dissolution. There is no step-down in management fees after the expiration of the Commitment Period. The Advisor will continue to collect the same level of fees after the expiration of the Commitment Period through the final dissolution of the Company.
As part of the Subscription Facility, the right to make capital calls of stockholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such Subscription Facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential Limits Under a Subscription Facility or Any Other Future Borrowing Facility.”
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A publicly-traded BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. Until a Qualified IPO, we do not intend to list our common stock on a stock exchange and our common stock will not be publicly traded. We will only pursue a Qualified IPO if and when the Advisor believes market conditions are appropriate for us to conduct a Qualified IPO and list our shares on an exchange. At such time, the Advisor will recommend that the Board approve such Qualified IPO. There can be no guarantee that a Qualified IPO will take place and investors should not rely on a Qualified IPO for liquidity.
We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. However, we do not intend to incur any indebtedness for investment purposes. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. As a BDC, we are generally limited in our ability to invest in any portfolio company in which our Advisor or any of its affiliates currently has an investment or to make any co-investments with our Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our stockholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to be a RIC for U.S. tax purposes.
We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
We will be periodically examined by the SEC for compliance with the 1940 Act.
As a BDC, we are subject to certain risks and uncertainties. See “Item 1A. Risk Factors.”
Qualifying Assets
We may invest up to 30% of our portfolio in eligible portfolio company investments, which will be driven primarily through opportunities sourced through the Advisor. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;
(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
(2)	Securities of any eligible portfolio company which we control.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
Limitations on Leverage
As a BDC, we will generally be required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. However, we do not intend to borrow for investment purposes.
Managerial Assistance to Portfolio Companies
A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Code of Ethics
As required by Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, we and the Advisor have adopted codes of ethics which apply to, among others, our and the Advisor’s executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as the Advisor’s officers, directors and employees.  Our codes of ethics generally will not permit investments by our and the Advisor’s personnel in securities that may be purchased or sold by us.
Compliance Policies and Procedures
We and our Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Raul E. Moreno currently serves as our Chief Compliance Officer.
Proxy Voting Policies and Procedures
We delegate our proxy voting responsibility to our Advisor. As a fiduciary, the Advisor has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Advisor seeks to ensure that it votes proxies in the best interest of the Company, and addresses how the Advisor will resolve any conflict of interest that may arise when voting proxies. The Advisor’s proxy voting policy attempts to generalize a complex subject and the Advisor may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein.
The Advisor is responsible for processing all proxy notifications received by the Advisor. All proxy voting requests received are forwarded to the Advisor who is responsible for monitoring the issuer and for making the proxy voting decision. The Advisor utilizes ProxyEdge to vote on domestic proxies. The Advisor shall keep a record of its proxy voting policies and procedures, proxy statements received and votes cast, in accordance with its record keeping policies. The trade operations department is responsible for maintaining records with respect to proxy voting.
Privacy Principles
We look to protect non-public personal data and provides a copy of its privacy policy to stockholders regardless of whether they are natural persons. Our privacy policy summarized below is intended to be compliant with the federal and state regulations as applied to us.
From time to time non-public personal information of our stockholders may be collected as required for legitimate business purposes. The following are sources of information collected:
1.	Subscription Agreements, investor questionnaires and other forms, which may include a stockholder’s name, address, social security number and personally identifiable financial information;
2.	Account history, including information about a stockholder’s shares, such as capital contributions, share purchases and sales and distributions from the Company;

3.	Transactions with the Company, including information the Company receives and maintains relating to securities transactions with and through the Company; and
4.	Correspondence, written, telephonic or electronic, between stockholders and the Company, the Advisor, any of the Advisor’s affiliates or any of the Company’s service providers.
In addition to the sources listed above, the Company and the Advisor and its affiliates may also collect this information from their respective internet web sites, if applicable.
We may share all of the information that we collect, as described above, with our Advisor and its affiliates in order to service stockholder accounts or provide stockholders with information about other products and services offered by the Company or the Advisor or its affiliates that may be of interest to them.
In addition, we may disclose all of the information that the Advisor collects about stockholders to certain third parties who are not affiliated with the Company or the Advisor or its affiliates under one or more of the following circumstances:
1.	As Authorized – if a stockholder requests or authorizes disclosure of the information.
2.	As Required by Law – for example, to cooperate with regulators or law enforcement authorities.
3.
As Permitted by Law – for example, sharing information with companies that maintain, process or service Company or stockholder accounts or financial products and services or who effect, administer or enforce Company or stockholder transactions is permitted. Among other activities, the Company and its Advisor and its affiliates may share information with persons acting in a representative or fiduciary capacity on the Company’s or a stockholder’s behalf. The Company believes that sharing of information for these purposes is essential to providing stockholders with necessary or useful services with respect to their accounts.

The Company and the Advisor and its affiliates restrict access to non-public personal information about stockholders internally to those of their respective employees and agents who need to know the information to enable them to provide services to the stockholders. The Company and the Advisor and its affiliates maintain physical, electronic and procedural safeguards to guard stockholder’s non-public personal information.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in shares of our common stock. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, which we refer to as the “Treasury regulations,” the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, which we refer to as the “IRS” (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Annual Report and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.
Investors should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of shares of our common stock, which we refer to as “stockholders.”

For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under the U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, Non-U.S. stockholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that our stockholders hold shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:
•	an individual who is a citizen or resident of the United States;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;

•
a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
For purposes of this discussion, a “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.
If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds shares of our common stock, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A stockholder that is a partnership holding shares of our common stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of our common stock.
Tax matters are very complicated, and the tax consequences to each stockholder of the ownership and disposition of shares of our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC
We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any income or gains that we timely distribute as dividends to our stockholders. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we must timely distribute dividends to our stockholders of an amount generally at least equal to 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).
Taxation as a RIC
If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) as dividends to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless we distribute dividends in a timely manner to our stockholders of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year and (3) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We will not be subject to the U.S. federal excise tax on amounts on which we are required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.
We may incur the 4% nondeductible U.S. federal excise tax in the future on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to 4% nondeductible U.S. federal excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for 4% nondeductible U.S. federal excise tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any material U.S. federal excise tax on our earnings.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;
•	file with the return for the applicable taxable year an election to be taxed as a RIC or have made such election for a previous taxable year;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

o
no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given taxable year exceed our investment company taxable income, we may experience a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, we may elect to amortize market discount on debt investments and currently include such amounts in our taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit our ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though we will have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).
Because we use a Subscription Facility, we may be prevented from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or may cause us to be subject to the 4% nondeductible U.S. federal excise tax.
Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although we currently do not intend to do so, to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, we may declare a taxable dividend payable in our stock or cash at the election of each stockholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock.
Distributions we make to our stockholders may be made from our cash assets or by liquidation of our investments, if necessary. We may recognize gains or losses from such liquidations. In the event we recognize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.
Failure to Qualify as a RIC
If we fail to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, we might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code apply (which might, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate U.S. federal income tax rates (and we also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. We will not be able to deduct distributions to our stockholders, nor will distributions to our stockholders be required to be made for U.S. federal income tax purposes. Any distributions we make generally will be taxable to our U.S. stockholders as ordinary dividend income and, subject to certain limitations under the Code, will be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. stockholders, to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. stockholders that are corporations for U.S. federal income tax purposes generally will be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits will be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions will be treated as a capital gain.
Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one taxable year prior to disqualification and that re-qualify as a RIC no later than the second consecutive taxable year following the non-qualifying taxable year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-taxable year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular taxable year would be in our best interests.
Item 1A. Risk Factors
Investing in our common stock involves a number of significant risks. Before an investor invests in our common stock, the investor should be aware of various risks, including those described below. The investor should carefully consider these risk factors, together with all of the other information included in this Annual Report, before the investor decides whether to make an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and an investor may lose all or part of his or her investment.
Risks Relating to Our Business and Structure
Limited Operating History
We began operations on July 29, 2019 and have a limited operating history. As a result, we have limited financial information on which you can evaluate an investment in us or our prior performance. There can be no assurance that the results achieved by similar strategies managed by Angelo Gordon will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objectives and that the value of your investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.
The Advisor and the Investment Team have no prior experience managing a BDC, and the investment philosophy and techniques used by the Advisor to manage a BDC may differ from the investment philosophy and techniques previously employed by Angelo Gordon and the Investment Team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Investment Team’s and the Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.
Inability to Meet Investment Objective or Investment Strategy
The Company is intended for long-term investors who can accept the risks associated with investing primarily in senior secured debt, senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, equity investments and select other subordinated investments. Our success depends on the Advisor’s ability to identify and select appropriate investment opportunities, as well as our ability to acquire those investments. There can be no assurance that we will achieve its investment or performance objectives or that the Advisor will be successful in identifying a sufficient number of suitable investment opportunities to fully deploy our committed capital. The possibility of partial or total loss of our capital exists, and prospective investors should not subscribe unless they can readily bear the consequences of a complete loss of their investment.
Operation in a Highly Competitive Market for Investment Opportunities
A number of entities compete with us to make the types of investments that we make in middle market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.
We do not seek to compete primarily based on the interest rates we offer and the Advisor believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer.
We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.
No Assurance of Profit, Cash Distributions, Appreciation or Rate of Return
An investment in the Company involves a high and speculative degree of business and financial risk that could result in a loss of all or a part of the invested capital. There can be no assurance that our investment strategy will produce favorable returns, due to the risks and uncertainties noted herein, among others. Prospective investors must be prepared to bear capital losses that might result from an investment in the Company, including a complete loss of the prospective investor’s invested capital.
Availability of Suitable Investment Opportunities
The success of our investment strategy is uncertain. There can be no assurance that the Advisor will be able to locate and complete suitable investments that satisfy our objectives and that the Advisor believes will provide performance commensurate with our targets. If the Advisor does not locate suitable and compelling investment opportunities in which to deploy all of our capital, we may not invest fully its available capital which may result in an adverse effect on performance results.
Allocation of Investment Opportunities
Investment opportunities may be appropriate for different investment vehicles or accounts managed by Angelo Gordon. The overarching Angelo Gordon allocation procedures will typically allocate investment opportunities between the Company and such other investment vehicles and accounts on a basis deemed to be fair and equitable over time, taking into account a number of factors, such as terms and conditions of the investment vehicles or accounts and investment objectives and strategies. Moreover, in the case of vehicles that have the same investment objective or an overlapping investment objective but have an expected larger borrowing capacity, such vehicles are expected to generally be able to acquire a greater proportion of each investment than vehicles that have no such borrowing capacity. Accordingly, application of the allocation methodology can result in a priority for certain investment vehicles or accounts. In addition, because the decision to pursue an investment opportunity and whether an investment is suitable for the Company lies within our Advisor’s discretion, it is possible that we may not be given the opportunity to participate in certain investments made by other investment vehicles or accounts. Our Advisor will evaluate a variety of factors that may be relevant in determining whether a particular investment opportunity or strategy is appropriate and feasible for the Company or the relevant investment vehicle or account at a particular time. See “Conflicts Related to Obligations of Angelo Gordon or the Portfolio Managers” for more information regarding the allocation of investment opportunities among investment vehicles and accounts managed by Angelo Gordon.
Ability to Manage Our Business Effectively
Our ability to achieve our investment objective depends on the Advisor’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of the Advisor to provide competent, attentive and efficient services to us. Our executive officers and the members of the Advisor’s investment committee have substantial responsibilities in connection with their roles at the Advisor and with other clients of the Advisor, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, the Advisor may need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
Reliance on the Advisor’s Investment Professionals
The success of the Company will depend in large part upon the skill and expertise of certain of the Advisor’s investment professionals. Although the Advisor believes that the success of the Company is not dependent upon any one investment professional of the Advisor, there can be no assurance that any of these investment professionals will continue to be associated with the Company or the Advisor. In addition, Angelo Gordon’s professionals are actively involved in managing the investment activities of other funds advised by the Advisor and its affiliates. Thus, the members of the professional staff of the Advisor will have demands on their time for the investment, monitoring and other functions of other funds and clients.
Interaction with other Angelo Gordon Investment Professionals
The Advisor believes we will benefit from Angelo Gordon’s contacts and expertise in other complementary disciplines at the firm, including distressed debt related disciplines, real estate and private equity. While the Advisor anticipates that the various teams will communicate frequently and assist each other in market intelligence and investment analysis, from time to time communications among the teams may be limited due to the possession of confidential or material non-public information. In such circumstances where the Advisor’s investment professionals are in possession of confidential or material non-public information, we may not be in a position to benefit from any such information, and may be restricted from effecting certain securities transactions for the Company that otherwise may have been effected.
Dependence on Strong Referral Relationships
We depend upon Angelo Gordon to maintain its relationships with private equity sponsors, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities.

If Angelo Gordon fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom Angelo Gordon has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.
No Guarantee to Replicate Historical Results Achieved by Angelo Gordon
Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by Angelo Gordon. We may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by Angelo Gordon. Any such investments will be subject to regulatory limitations and approvals by Independent Directors. We can offer no assurance, however, that we will be able to obtain such approvals or develop opportunities that comply with such limitations. There can be no guarantee that we will replicate the historical results achieved by similar strategies managed by Angelo Gordon, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Expedited Investment Decisions
Investment analyses and decisions by the Advisor may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In these cases, the information available to the Advisor at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Advisor will have knowledge of all circumstances that may adversely affect an investment. In addition, the Advisor expects to rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources, or as to our right of recourse against them in the event errors or omissions do occur.
Potential Resignation of the Advisor and/or the Administrator
The Advisor has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If the Advisor resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and our net asset value (the “NAV”) may decline.
Limited Liability and Indemnification of the Advisor
Under the Investment Management Agreement, the Advisor, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, and any person controlling or controlled by the Advisor will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Advisor owes to us under the Investment Management Agreement. In addition, as part of the Investment Management Agreement, we have agreed to indemnify the Advisor and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Advisor, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Management Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Management Agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Third Party Involvement
We may invest alongside third parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with those of the Company, or may be in a position to take action contrary to the investment objective of the Company. In addition, we may in certain circumstances be liable for actions of such third party.
Possibility of the Need to Raise Additional Capital
We may need additional capital to fund new investments and grow our portfolio of investments once we have fully invested the net proceeds of this Private Offering. Unfavorable economic conditions could increase our funding costs or limit our access to capital. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.
PIK Interest Payments
Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Advisor is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Advisor.
Potential Dilution of Shareholder Interests
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

Developments in Financial Markets
The global financial markets have in the past decade gone through pervasive and fundamental disruptions.  In light of such market turmoil and the overall weakening of the financial services industry, the Company’s, its counterparties’ and other financial institutions’ financial condition may be adversely affected and they may become subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on our business and operations. Furthermore, increased regulatory oversight may impose administrative burdens on the Advisor and the Company, including, without limitation, responding to investigations and implementing new policies and procedures. Such burdens may divert the Advisor’s time, attention and resources from portfolio management activities.
Restricted Ability to Enter Into Transactions with Affiliates
The 1940 Act prohibits or restricts our ability to engage in certain principal transactions and joint transactions with certain “close affiliates” and “remote affiliates.” For example, we are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates (each is a “close affiliate”), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. We consider the Advisor and its affiliates, including Angelo Gordon, to be “close affiliates” for such purposes. We are prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with a “remote affiliate” without the prior approval of our Independent Directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be a “remote affiliate” for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our Independent Directors.
We may, however, invest alongside Angelo Gordon’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Angelo Gordon, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. We may also invest alongside Angelo Gordon’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and Angelo Gordon’s allocation policy. We, the Advisor and Angelo Gordon have received an exemptive order from the SEC permitting greater flexibility beyond what is otherwise permitted by the 1940 Act. This SEC exemptive order permits us to co-invest with Angelo Gordon’s investment funds, accounts and investment vehicles in Angelo Gordon-originated loan transactions under certain enumerated conditions if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Angelo Gordon in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
Angelo Gordon’s allocation policy provides that allocations among us and investment funds, accounts and investment vehicles managed by the Advisor and its affiliates will generally be made in a manner deemed to be fair and equitable over time which does not favor one client or group of clients taking into consideration such factors as legal, regulatory and tax considerations, availability of capital for investment by the account, liquidity concerns and such other factors as deemed under the particular circumstances to be relevant in making the investment allocation determination as determined, in our case, by the Advisor as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these allocation determinations will be made similarly for investment funds, accounts and investment vehicles managed by Angelo Gordon. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
In situations where co-investment with investment funds, accounts and investment vehicles managed by Angelo Gordon is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of Angelo Gordon’s clients, subject to the limitations described in the preceding paragraph, Angelo Gordon will need to decide which client will proceed with the investment. Moreover, except in certain limited circumstances as permitted by the 1940 Act, such as when the only term being negotiated is price, we will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by Angelo Gordon has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to us. If we are prohibited by applicable law from investing alongside Angelo Gordon’s investment funds, accounts and investment vehicles with respect to an investment opportunity, we will not participate in such investment opportunity.
Due Diligence Risk
When conducting due diligence and making an assessment regarding a potential investment, the Advisor will be required to rely on resources available to it, including internal sources of information as well as information provided by existing and potential obligors, any equity sponsor(s), lenders and other independent sources. The due diligence process may at times be required to rely on limited or incomplete information. The Advisor will select investments for us in part on the basis of information and data relating to potential investments filed with various government regulators and publicly available or made directly available to the Advisor by the prospective portfolio companies or third parties. Although the Advisor will evaluate all such information and data and seek independent corroboration when it considers it appropriate and reasonably available, the Advisor will not be in a position to confirm the completeness, genuineness or accuracy of such information and data. The Advisor is dependent upon the integrity of the management of the entities filing such information and of such third parties providing such information, as well as the financial reporting process in general.
In addition, the Advisor may rely upon independent consultants or experts in connection with its evaluation of proposed investments. There can be no assurance that these consultants or experts will accurately evaluate such investments. Investment analyses and decisions by the Advisor may be undertaken on an expedited basis in order to make it possible for us to take advantage of short-lived investment opportunities. In such cases, the available information at the time of an investment decision may be limited, inaccurate and/or incomplete. In addition, the financial information available to the Advisor may not be accurate or provided based upon accepted accounting methods. Accordingly, the Advisor cannot guarantee that the due diligence investigation it carries out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Any failure by the Advisor to identify relevant facts through the due diligence process may cause it to make inappropriate investment decisions, which may have a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and net asset value.
Restriction on Ability to Sell or Otherwise Exit Investments Also Invested in by Other Angelo Gordon Investment Vehicles
We may be considered affiliates with respect to certain of our portfolio companies because certain investment funds, accounts or investment vehicles managed by Angelo Gordon also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under the 1940 Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited.
Restriction on Certain Investors to Make Significant Investments in the Company
Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act are also subject to this restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional shares, at a time that they might desire to do so.
Investing a Sufficient Portion of Assets in Qualifying Assets
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation as a Business Development Company.”
We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
“Emerging Growth Company” Status Under the JOBS Act
We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering of common equity securities, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock and debt less attractive because we will rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.
Ability to Raise Capital as an “Emerging Growth Company” under the JOBS Act
Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
Compliance Requirements of Being a Public Entity
As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.
Potential Adverse Effects of New or Modified Laws or Regulations
We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
On August 13, 2012, the Commodity Futures Trading Commission (“CFTC”) and the SEC issued final rules establishing that certain swap transactions will be subject to CFTC regulation. Engaging in such swap transactions may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. The Advisor has claimed no-action relief from CFTC regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, which means that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions.
Potential Changes in Investment Objective, Operating Policies or Strategies Without Prior Notice or Stockholder Approval
Our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and NAV. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.
Potential Deterrence of Takeover Attempts
The General Corporation Law of the State of Delaware, as amended (the “DGCL”), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our Certificate of Incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our Board adopted a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our directors who are not “interested persons.” If our Board later repeals such resolution exempting business combinations, or if our Board does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Certificate of Incorporation that classify our Board in three classes serving staggered three-year terms, and provisions of our Certificate of Incorporation authorizing our Board to cause the issuance of additional shares of our stock and to amend our Certificate of Incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our Certificate of Incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.
Potential Default or Other Issues Under a Subscription Facility
We entered into a Subscription Facility following the Initial Closing. We intend to use borrowings under such Subscription Facility to meet our capital needs and for other general corporate purposes.
In the event we default under the Subscription Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such Subscription Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the relevant Subscription Facility or such future borrowing facility could assume control of the contractual right to make capital calls under the relevant Subscription Facility, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As part of the Subscription Facility, the right to make capital calls of stockholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such Subscription Facility. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment.
Changes in Interest Rates May Affect Net Investment Income
Our debt investments may be based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, our NAV and our rate of return on invested capital. We expect that all or nearly all of our floating rate investments will be linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the overall value of an investment in us.
You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to the Advisor with respect to the portion of the incentive fee based on income.

Potential Adverse Effects of Changes to LIBOR
LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.
Potential Limits under a Subscription Facility or Any Other Future Borrowing Facility
The Subscription Facility, and any future borrowing facility, may be secured by a pledge of the investors’ unfunded capital commitments. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the contractual right to make capital calls under the Subscription Facility, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, any negative covenants that a Subscription Facility or any other borrowing facility may include may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity. In addition, if our borrowing base under a Subscription Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant Subscription Facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay dividends.

In addition, under the Subscription Facility we are subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a Subscription Facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant Subscription Facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.
Adverse Developments in the Credit Markets
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new borrowing facility (including a Subscription Facility), obtain other financing to finance the growth of our investments, or refinance any outstanding indebtedness on acceptable economic terms, or at all.
Uncertainty as to the Value of Certain Portfolio Investments
We expect that many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We expect to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that the Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the management fee and the incentive fee may result in conflicts of interest between the Advisor, on the one hand, and the stockholders on the other hand, with respect to the valuation of investments.
We will adjust quarterly the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.
Potential Fluctuations in Quarterly Operating Results
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the loans and debt securities we acquire, the default rate on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Potential Fluctuations in our Net Asset Value
Our net asset value may fluctuate over time and, consequently, you may pay a different price per share at subsequent closings than some other investors paid at earlier closings. The price per share of a subsequent closing may be above net asset value per share to take into account the amortization of organizational and offering expenses. Consequently, investors in subsequent closings may receive a different number shares for the same capital contribution that earlier investors made depending on the net asset value at the relevant time.
Dependence on Information Systems and Potential Systems Failures
Angelo Gordon is highly dependent on its communications and information systems. System failures, breaches or cyber-attacks could significantly disrupt Angelo Gordon’s or the Advisor’s business, which could have a material adverse effect on the results of operations and cash flows of the Company and negatively affect our ability to make distributions to stockholders. System breaches in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could result in disruptions of Angelo Gordon’s communications and information systems, unauthorized release of confidential or proprietary information and damage or corruption of data. These events could lead to higher operating costs from remedial actions, loss of business and potential liability.
Potential Impact of Terrorist Attacks, Acts of War, Global Health Emergencies or Natural Disasters
Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
Small Business Investment Company License
Principals or employees of the Advisor (or an affiliate of the Advisor) may apply for a license to form a small business investment company, or SBIC for the Company. If the application is approved and the Small

Business Administration, or SBA, so permits, the SBIC license will be transferred to a wholly-owned subsidiary of the Company. Following such transfer, the SBIC subsidiary will be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. We cannot assure you that the principals or employees of Angelo Gordon will be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to the Company. If we do receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.
Conflicts Related to Obligations of Angelo Gordon or the Portfolio Managers
Employees of the Advisor (or an affiliate of the Advisor), including the Company’s portfolio managers (the “Portfolio Managers”), serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Angelo Gordon and/or its affiliates. Similarly, Angelo Gordon and its affiliates may have other clients with similar, different or competing investment objectives.
In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, our Portfolio Managers have, and, following this offering, will continue to have management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that we will compete with these funds, and other entities managed by Angelo Gordon and its affiliates, for capital and investment opportunities. As a result, the Portfolio Managers will face conflicts in the allocation of investment opportunities among us and the other investment funds, accounts and investment vehicles managed by Angelo Gordon and its affiliates. Angelo Gordon’s overarching allocation policies, which are utilized by our Advisor, are intended to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. We expect that Angelo Gordon and the Advisor will agree with our Board that, subject to applicable law, allocations among us and other investment funds, accounts and investment vehicles managed by Angelo Gordon will generally be made based on capital available for investment in the asset class being allocated and the respective governing documents of such investment funds, accounts and investment vehicles. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or as imposed by applicable laws, rules, regulations or interpretations. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
Potential Limited Ability To Invest in Public Companies
To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.

Risks Related to our Investments
General Investment Risks
All Company investments risk the loss of capital. There can be no assurance that the Company’s program will be successful or that investments purchased by the Company will increase in value. All investors in the Company should consult their own legal, tax and financial advisors prior to investing in the Company.
Investment Program
Our  investment program should be evaluated on the basis that there can be no assurance that the Advisor’s assessment of the short term or long term prospects of investments will prove accurate or that we  will achieve its investment objective. Past performance of any entity or account managed by Angelo Gordon is not indicative of future performance.
Middle Market Companies Risk
We invest in the debt obligations or securities of middle market and/or less well-established companies. While middle market companies may have potential for rapid growth, they often involve higher risks than larger companies. Middle market companies have more limited financial resources than larger companies and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees we may have obtained in connection with our investment. Middle market companies also typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Less publicly available information may be available about these companies and they may not be subject to the financial and other reporting requirements applicable to public companies. They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on the Company. Middle market companies may also have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. They may also have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity. If these companies are private companies, there will not be as much publicly available information about these companies as there is for public companies and such information may not be of the same quality. We will generally focus on debt investments in middle market companies. The Advisor may determine whether companies are U.S.-based or qualify as “middle market” in its sole discretion. In addition, we are not restricted in our ability to invest in companies of any size or in any geographical location, and may from time to time or over time invest in companies of any size or in any geographical location.
Second-Lien, or Other Subordinated Loans or Debt Risk
We may acquire and/or originate second-lien or other subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the our loan, we may suffer a loss of principal or interest. If a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on our loan or on debt senior to our loan, or in the event of the bankruptcy of a borrower, our loan will be satisfied only after all senior debt is paid in full. Our ability to amend the terms of our loans, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to our loans exists.
Unsecured Loans or Debt
We may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Company. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.
Sub-investment Grade and Unrated Debt Obligations Risk
We invest in sub-investment grade debt obligations. Investments in the sub-investment grade categories are subject to greater risk of loss of principal and interest than higher-rated securities and may be considered to be predominantly speculative with respect to the obligor’s capacity to pay interest and repay principal. They may also be considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with non-investment grade securities, the yields and prices of such securities may fluctuate more than those for higher-rated securities. The market for non-investment grade securities may be smaller and less active than that for higher-rated securities, which may adversely affect the prices at which these securities can be sold and result in losses to the Company, which, in turn, could have a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and net asset value.
In addition, we invest in debt obligations which are unrated by a recognized credit rating agency, which may be subject to greater risk of loss of principal and interest than higher-rated debt obligations or debt obligations which rank behind other outstanding securities and obligations of the obligor, all or a significant portion of which may be secured on substantially all of that obligor’s assets. We may also invest in debt obligations which are not protected by financial covenants or limitations on additional indebtedness. In addition, evaluating credit risk for debt securities involves uncertainty because credit rating agencies throughout the world have different standards, making comparison across countries difficult. Any of these factors could have a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and net asset value.
To the extent that we invest in sub-investment grade investments that are also stressed or distressed then the risks discussed above are heightened.
Interest Rate Risk
We primarily invest in instruments with adjustable rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.
Credit Risk
Our performance and returns may be affected by the default or perceived credit impairment of investments made by the Company and by general or sector specific credit spread widening. Credit risks associated with the investments include (among others): (i) the possibility that earnings of the obligor may be insufficient to meet its debt service obligations; (ii) the obligor’s assets declining in value; and (iii) the declining creditworthiness, default and potential for insolvency of the obligor during periods of rising interest rates and economic downturn. An economic downturn and/or rising interest rates could severely disrupt the market for the investments and adversely affect the value of the investments and the ability of the obligors thereof to repay principal and interest. In turn, this could have a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and net asset value. In the event of a default by a borrower, we will bear a risk of loss of principal and accrued interest on that investment. Any such investment may become defaulted for a variety of reasons, including non-payment of principal or interest, as well as breaches of contractual covenants. A defaulted investment may become subject to workout negotiations or may be restructured by, for example, reducing the interest rate, a write-down of the principal, and/or changes to its terms and conditions. Any such process may be extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on the defaulted investment. In addition, significant costs might be imposed on the lender, further affecting the value of the investment. The liquidity in such defaulted investments may also be limited and, where a defaulted investment is sold, it is unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest owed on that investment. This would have a material adverse effect on the net asset value of the our portfolio, and, by extension, our business, financial condition, results of operations and net asset value. In the case of secured loans, restructuring can be an expensive and lengthy process which could have a material negative effect on our anticipated return on the restructured loan. By way of example, it would not be unusual for any costs of enforcement to be paid out in full before the repayment of interest and principal. This would substantially reduce our anticipated return on the restructured loan.
Spread-Widening Risk
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the prices of the debt instruments and other securities in which we invest may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be “undervalued” or “discounted” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale. It may not be possible to predict, or to hedge against, such “spread widening” risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which we invest.
Collateral Risk
The collateral and security arrangements in relation to such secured obligations as we invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by an obligor, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If the investments do not benefit from the expected collateral or security arrangements, this may adversely affect the value of or, in the event of default, the recovery of principal or interest from such investments made by us. Accordingly, any such failure to properly create or perfect collateral and security interests attaching to the investments could have a material adverse effect on our  performance, and, by extension, our business, financial condition, results of operations and net asset value.
A component of the Advisor’s analysis of the desirability of making a given investment relates to the estimated residual or recovery value of such investments in the event of the insolvency of the obligor. This residual or recovery value will be driven primarily by the value of the anticipated future cash flows of the obligor’s business and by the value of any underlying assets constituting the collateral for such investment. The anticipated future cash flows of the obligor’s business and the value of collateral can, however, be extremely difficult to predict as in certain circumstances market quotations and third-party pricing information may not be available. If the recovery value of the collateral associated with the investments in which we invest decreases or is materially worse than we expected, such a decrease or deficiency may affect the value of our investments. Accordingly, there may be a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and net asset value.
Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets
From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If these adverse and volatile market conditions continue, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than our net asset value per share without first obtaining approval for such issuance from our stockholders and our Independent Directors.
Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than what we currently experience. If we are unable to raise or refinance debt, we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Given the extreme volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving these investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.
Potential Impact of Economic Recessions or Downturns
Our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs or limit our access to capital. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
Risky and Highly Speculative Investments
We invest primarily through direct originations of senior secured debt, while also taking advantage of opportunistic investments in other parts of the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, as well as equity investments and select other subordinated investments either directly or through acquisitions in the secondary market. The instruments in which we invest typically are not rated by any rating agency, but the Advisor believes that if such instruments were rated, they would be below investment grade, which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.
Risks of Secured Loans
While we may invest in secured loans that may be over-collateralized at the time of the investment, it may nonetheless be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. We cannot guarantee the adequacy of the protection of our interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, we cannot assure that claims may not be asserted that might interfere with enforcement of our rights. In addition, in the event of any default under a secured loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the secured loan, which could have a material adverse effect on our cash flow from operations.

In the event of a foreclosure, we may assume direct ownership of the underlying asset. The liquidation proceeds upon sale of such asset may not satisfy the entire outstanding balance of principal and interest on the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.
These risks are magnified for stretch senior loans. Stretch senior loans are senior loans that have a greater loan-to-value ratio than traditional senior loans and typically carry a higher interest rate to compensate for the additional risk. Because stretch senior loans have a greater loan-to-value ratio, there is potentially less over-collateralization available to cover the entire principal of the stretch senior loan.
Mezzanine Debt and Other Junior Securities
The mezzanine debt and other junior investments in which we may invest are typically contractually or structurally subordinate to senior indebtedness of the applicable company, or effectively subordinated as a result of being unsecured debt and therefore subject to the prior repayment of secured indebtedness to the extent of the value of the assets pledged as security. In some cases, the subordinated debt we hold may be subject to the prior repayment of different classes of senior debt that may be in priority ahead of the debt we hold. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt held by us, and interest thereon and related expenses, must first be repaid in full before any recovery may be had on the Company’s mezzanine debt or other subordinated investments. Subordinated investments are characterized by greater credit risks than those associated with the senior or senior secured obligations of the same issuer. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on the Company’s mezzanine debt or other junior investment and to prevent us from pursuing its remedies on account of such non-payment against the issuer. Further, in the event of any debt restructuring or workout of the indebtedness of any issuer, the holders of the senior indebtedness will likely control the creditor side of such negotiations.
Many issuers of mezzanine debt or other junior securities are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of mezzanine debt or other junior securities may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Adverse changes in the financial condition of an issuer, general economic conditions, or both, may impair the ability of such issuer to make payments on the subordinated securities and result in defaults on such securities more quickly than in the case of the senior obligations of such issuer. Mezzanine debt and other junior securities may not be publicly traded, and therefore it may be difficult to obtain information as to the true condition of the issuers. Finally, the market values of certain of mezzanine debt and other junior securities may reflect individual corporate developments.
Investments in mezzanine debt and other junior securities may also be in the form of zero-coupon or deferred interest bonds, which are bonds which are issued at a significant discount from face value. The original discount approximates the total amount of interest the bonds will accrue and compound over the period until maturity or the first interest accrual date at a rate of interest reflecting the market rate of the security at the time of issuance. While zero-coupon bonds do not require the periodic payment of interest, deferred interest bonds generally provide for a period of delay before the regular payment of interest begins. These investments typically experience greater volatility in market value due to changes in the interest rates than bonds that provide for regular payments of interest.

Investments in Leveraged Portfolio Companies
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
Portfolio companies may issue certain types of debt, such as senior loans, mezzanine or high yield in connection with leveraged acquisitions or recapitalizations in which the portfolio company incurs a substantially higher amount of indebtedness than the level at which it had previously operated. Leverage may have important consequences to these portfolio companies and the Company as an investor. For example, the substantial indebtedness of a portfolio company could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs.
A leveraged portfolio company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. In addition, a portfolio company with a leveraged capital structure will be subject to increased exposure to adverse economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that portfolio company or its industry. If a portfolio company is unable to generate sufficient cash flow to meet all of its obligations, it may take alternative measures (e.g., reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure, extend or refinance indebtedness). These actions may negatively affect our investment in such a portfolio company.
Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.
Volatility of Loans and Debt Securities of Leveraged Companies
Leveraged companies may experience bankruptcy or similar financial distress. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.
The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.
In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the 1940 Act.
Various laws enacted for the protection of creditors may apply to certain investments that are debt obligations, although the existence and applicability of such laws will vary between jurisdictions. For example, if a court were to find that an obligor did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest securing such investment, and, after giving effect to such indebtedness, the obligor: (i) was insolvent; (ii) was engaged in a business for which the assets remaining in such obligor constituted unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court may: (a)  invalidate such indebtedness and such security interest as a fraudulent conveyance; (b) subordinate such indebtedness to existing or future creditors of the obligor; or (c) recover amounts previously paid by the obligor in satisfaction of such indebtedness or proceeds of such security interest previously applied in satisfaction of such indebtedness. In addition, if an obligor in whose debt we have an investment becomes insolvent, any payment made on such investment may be subject to avoidance, cancellation and/or clawback as a “preference” if made within a certain period of time (which for example under some current laws may be as long as two years) before insolvency.
In general, if payments on an investment are voidable, whether as fraudulent conveyances, extortionate transactions or preferences, such payments may be recaptured either from the initial recipient or from subsequent transferees of such payments. To the extent that any such payments are recaptured from the Company, there may be a material adverse effect on our performance.
Risk of Serving on a Creditors’ Committee
The Advisor may elect to appoint a representative to serve on creditors’ committees, official or unofficial, equity holders’ committees or other groups (in addition to boards of directors) to ensure preservation or enhancement of our position as a creditor or equity holder. A member of any such committee or group may owe certain obligations generally to all parties similarly situated that the committee represents. If the member concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to us, it may resign from that committee or group, and we may not realize the benefits, if any, of participation on the committee or group. In addition, and also as discussed above, if we are represented on a committee or group, we may be restricted or prohibited under applicable law from disposing of or increasing our investment in such underlying issuer while we continue to be represented on such committee or group and potentially thereafter.
Counterparty Risk
To the extent that contracts for investment will be entered into between the Company and a market counterparty as principal (and not as agent), we are exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to us. We may have a limited number of potential counterparties for certain of its investments, which may significantly impair our ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate our ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which we will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, we are subject to the risk that a counterparty will not perform its obligations under the related contracts.

Although we intend to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that we will not sustain a loss on a transaction as a result.
Convertible Securities
We may in certain limited circumstances invest in convertible securities, which are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles the holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.
A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.
To a lesser extent, we may invest in contingent convertible securities. Contingent convertible securities are subject to additional risks. A contingent convertible security is a hybrid debt security typically issued by a non-U.S. bank that may be convertible into equity or may be written down if a pre-specified trigger event such as a decline in capital ratio below a prescribed threshold occurs. If such a trigger event occurs, we may lose the principal amount invested on a permanent or temporary basis or the contingent convertible security may be converted to equity. Coupon payments on contingent convertible securities may be discretionary and may be cancelled by the issuer. Holders of contingent convertible securities may suffer a loss of capital when comparable equity holders do not. Contingent convertible securities are not used as part of our principal investment strategy.
Potential Illiquidity of Investments
The market value of our investments will fluctuate with, among other things, changes in market rates of interest, general economic conditions, economic conditions in particular industries, the condition of financial markets and the financial condition of the issuers of our investments. In addition, the lack of an established, liquid secondary market for some of our investments may have an adverse effect on the market value of those investments and on our ability to dispose of them. Additionally, our investments will be subject to certain other transfer restrictions that may contribute to illiquidity. Also, our investments constituting a control position will be subject to additional transfer restrictions under federal securities and other laws by virtue of such control position which will further contribute to illiquidity. Therefore, no assurance can be given that, if we decide to dispose of a particular investment, it will be able to dispose of such investment at the prevailing market price.
Potential Adverse Effects of Price Declines and Illiquidity in the Corporate Debt Markets
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by our Board. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.
Risks Involved with Originating and Purchasing Loans
Our success will depend on the ability of Angelo Gordon to originate loans on advantageous terms. In originating and purchasing loans, Angelo Gordon competes with a broad spectrum of lenders, some of which may have greater financial resources than Angelo Gordon. Increased competition for, or a diminishment in the available supply of, qualifying loans could result in lower yields on such loans, which could reduce returns to investors. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Advisor will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.
Distressed Lending Risk
As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.
Equity Securities
We purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks. While there are many types of equity securities, prices of all equity securities will fluctuate. Any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or other senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process. To the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment. In some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to the exceptions set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the management fee and incentive fee to the Advisor with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management fee and incentive fee due to the Advisor as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.
Publicly-Traded Investments
While not a primary strategy, in certain circumstances our investment portfolio may contain securities and obligations issued by publicly-held companies. Such investments may subject us to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such securities at certain times, increased likelihood of shareholder litigation against such companies’ board members, including Angelo Gordon investment professionals and increased costs associated with each of the aforementioned risks. In the event that we acquire fixed income securities and/or other instruments that are publicly traded, we will be subject to certain inherent risks. In some circumstances, we may be unable to obtain financial covenants or other contractual rights, including management rights, that it might otherwise be able to obtain in making privately-negotiated debt investments. Moreover, we may not have the same access to information in connection with investments in public instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated debt investment.
Risks of Investing in Issuers Operating in Highly Regulated Industries
Certain industries, such as the healthcare, insurance and financial services industries, are heavily regulated. We may make investments in issuers operating in industries that are subject to greater amounts of regulation than other industries generally. Investments in issuers that are subject to greater amounts of governmental regulation pose additional risks relative to investments in other companies generally. Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures. If an issuer fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines. An issuer also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such issuer. Governments have considerable discretion in implementing regulations that could impact an issuer’s business and governments may be influenced by political considerations and may make decisions that adversely affect an issuer’s business. Additionally, certain issuers may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such issuer’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, an issuer’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any such issuer’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of any such issuer’s facilities could have a material adverse effect on its business, results of operations and financial condition.

Any such problems additionally may bring scrutiny and attention to the Company itself, which could adversely affect our ability to implement our investment objectives.
Non-U.S. Currencies and Investments
Investing in securities of non-U.S. issuers involves certain considerations comprising both risks and opportunities not typically associated with investing in securities of U.S. issuers. These considerations include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Although most of our investments will be U.S. dollar denominated, any investments that are denominated in a non-U.S. currency are subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may, but are not obligated to, employ hedging techniques to minimize these risks, and there can be no assurance that any such hedging strategies, if employed, will be effective.
Risks of Engaging in Hedging Transactions
Subject to application of the 1940 Act and applicable CFTC regulations, we may enter into hedging transactions, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.
Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S.

currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
Risks of Purchase Warrants or Rights
We may receive or purchase warrants or rights. Warrants and rights generally give the holder the right to receive, upon exercise, a security of the issuer at a stated price. Risks associated with the use of warrants and rights are generally similar to risks associated with the use of options. Unlike most options, however, warrants and rights are issued in specific amounts, and warrants generally have longer terms than options. Warrants and rights are not likely to be as liquid as exchange-traded options backed by a recognized clearing agency. In addition, the terms of warrants or rights may limit our ability to exercise the warrants or rights at such time, or in such quantities, as we would otherwise wish.
Potential Early Redemption of Some Investments
Certain of the loans we make are prepayable at any time, with some prepayable at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such company to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.
Portfolio Purchases
We may seek to purchase entire portfolios or substantial portions of portfolios from market participants in need of liquidity. We may be required to bid on such portfolios in a very short time frame and may not be able to perform normal due diligence on the portfolio. Such a portfolio may contain instruments or complex arrangements of multiple instruments that are difficult to understand or evaluate. In addition, we may be obligated to acquire investments in such portfolios that we would not otherwise have determined to acquire if we were acquiring such investments individually. Such a portfolio may suffer further deterioration before it is possible to ameliorate risks associated with the portfolio. As a consequence, there is substantial risk that the Advisor will not be able to adequately evaluate particular risks or that market movements or other adverse developments will cause us to incur substantial losses on such transactions.
 Non-Diversified Investment Company Status
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements to which we are subject as a business development company and a RIC, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

Potential Failure to Make Follow-On Investments in Portfolio Companies
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:
•	increase or maintain in whole or in part our equity ownership percentage;
•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•	attempt to preserve or enhance the value of our investment.
We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.
We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of our RIC status.
Potential Impact of Not Holding Controlling Equity Interests in Portfolio Companies
We do not generally intend to take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.
In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.
Amendments to Loan Agreements and Related Assignments
The terms and conditions of loan agreements and related assignments may be amended, modified or waived only by the agreement of the lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligation arising from investments could be modified, amended or waived in a manner contrary to our preferences if a sufficient number of the other lenders concurred with such modification, amendment or waiver. There can be no assurance that any obligations arising from an investment will maintain the terms and conditions to which we originally agreed.
The exercise of remedies may also be subject to the vote of a specified percentage of the lenders thereunder. We may consent to certain amendments, waivers or modifications to the investments requested by obligors or the lead agents for loan syndication agreements. We may extend or defer the maturity, adjust the outstanding balance of any investment, reduce or forgive interest or fees, release material collateral or guarantees, or otherwise amend, modify or waive the terms of any related loan agreement, including the payment terms thereunder. Any amendment, waiver or modification of an investment could adversely impact our returns.
Defaults by Portfolio Companies
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
Potential Incurrence of Debt by Portfolio Companies That Ranks Equally With, or Senior to, Our Investments
The characterization of certain of our investments as senior debt or senior secured debt does not mean that such debt will necessarily be repaid in priority to all other obligations of the businesses in which we invest. Furthermore, debt and other liabilities incurred by nonguarantor subsidiaries of the borrowers of senior secured loans made by us may be structurally senior to the debt held by us. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, the debt and other liabilities of such subsidiaries could be repaid in full before any distribution can be made to an obligor of the senior secured loans held by us. Finally, portfolio companies will typically incur trade credit and other liabilities or indebtedness, which by their terms may provide that their holders are entitled to receive principal payments on or before the dates payments are due in respect of the senior secured loans held by us.
Where we hold a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to us. The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that we would have been able to achieve in the absence of such other debt.
Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
Even where the senior loans held by us are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets. For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by us. Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by us. Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which we have a lien.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•	the ability to cause the commencement of enforcement proceedings against the collateral;
•	the ability to control the conduct of such proceedings;
•	the approval of amendments to collateral documents;
•	releases of liens on the collateral; and
•	waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights are adversely affected.
Subordinated Investments
We may make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.
Risks Associated With Covenant-Lite Loans.
A significant number of leveraged loans in the market may consist of loans that do not contain financial maintenance covenants (“Covenant-Lite Loans”). While we do not intend to invest in Covenant-Lite Loans as part of its principal investment strategy, it is possible that such loans may comprise a small portion of our portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation than is the case with loans that also contain financial maintenance covenants.
Contingent Liabilities Resulting from the Disposition of Investments
In connection with the disposition of an investment in a portfolio company, the Company may be required to make representations about the business and financial affairs of such company typical of those made in connection with the sale of any business. We also may be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements or other circumstances may result in contingent liabilities.
Lender Liability Considerations and Equitable Subordination
In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of certain of our investments, we could be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of our investments, we could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated. A significant number of our investments will involve investments in which we will not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting our investments could arise without our direct involvement.
If we purchase debt securities of an affiliate of a portfolio company in the secondary market at a discount, (i) a court might require us to disgorge profit it realizes if the opportunity to purchase such securities at a discount should have been made available to the issuer of such securities or (ii) we might be prevented from enforcing such securities at their full face value if the issuer of such securities becomes bankrupt.
Fraudulent Conveyance and Legislative Risks
Various laws enacted for the protection of creditors may apply to certain investments that are debt obligations, although the existence and applicability of such laws will vary between jurisdictions. For example, if a court were to find that an obligor did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest securing such investment, and, after giving effect to such indebtedness, the obligor: (i) was insolvent; (ii) was engaged in a business for which the assets remaining in such obligor constituted unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court may: (a)  invalidate such indebtedness and such security interest as a fraudulent conveyance; (b) subordinate such indebtedness to existing or future creditors of the obligor; or (c) recover amounts previously paid by the obligor (including to the Company) in satisfaction of such indebtedness or proceeds of such security interest previously applied in satisfaction of such indebtedness. In addition, if an obligor in whose debt we have an investment becomes insolvent, any payment made on such investment may be subject to avoidance, cancellation and/or clawback as a “preference” if made within a certain period of time (which for example under some current laws may be as long as two years) before insolvency.
Third Party Litigation
In addition to litigation relating to the bankruptcy process, our investment activities subject us to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us and would reduce net assets.
Financially-Troubled Companies
We may invest in the obligations of companies that are financially-troubled and that are either engaged in a reorganization or expect to file for bankruptcy. Investments in financially-troubled companies involve significantly greater risk than investments in non-troubled companies, and the repayment of obligations of financially-troubled companies is subject to significant uncertainties. Loans issued by companies in bankruptcy are also highly risky, as there are a number of significant rights throughout the bankruptcy process, which may result in losses to the Company. Additionally, we may invest in the securities of financially-troubled companies that are non-U.S. issuers. Such non-U.S. issuers may be subject to bankruptcy and reorganization processes and proceedings that are not comparable to those in the United States and that may be less favorable to the rights of lenders.
Insolvency Risk
In the event of the insolvency of an obligor in respect of an investment, our recovery of amounts outstanding in insolvency proceedings may be impacted by the insolvency regimes in force in the jurisdiction of incorporation of such obligor or in the jurisdiction in which such obligor mainly conducts its business (if different from the jurisdiction of incorporation), and/or in the jurisdiction in which the assets of such obligor are located. Such insolvency regimes impose rules for the protection of creditors and may adversely affect our ability to recover such amounts as are outstanding from the insolvent obligor under the investment, which could have a material adverse effect on our  performance, and, by extension, our business, financial condition, results of operations and net asset value. Similarly, the ability of obligors to recover amounts owing to them from insolvent underlying issuers may be adversely impacted by any such insolvency regimes applicable to those underlying issuers, which in turn may adversely affect the abilities of those obligors to make payments to us due under the investment on a full or timely basis.
When a company seeks relief under the applicable insolvency laws of a particular jurisdiction (or has a petition filed against it), an automatic stay may prevent all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect security interests or reach collateral securing such claims. Creditors who have claims against the company prior to the date of the insolvency filing will generally require the permission of the court or a relevant insolvency officeholder to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so at the discretion of the court or the relevant insolvency officeholder. Thus, even if we hold a secured claim, it may be prevented from enforcing its security and collecting the value of the collateral securing its debt, unless relief from the automatic stay is granted. If relief from the stay is not granted, we may not realize a distribution on account of its secured claim until a distribution (if any) is made to us by the relevant court or insolvency officeholder.
Security interests held by creditors are closely scrutinized and may be challenged in insolvency proceedings and may be invalidated for a variety of reasons. For example, security interests may be set aside because, as a technical matter, they have not been perfected properly under applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will be more likely to experience a significant loss of its investment. There can be no assurance that the security interests securing  our claims will not be challenged vigorously and found defective in some respect, or that we will be able to prevail against the challenge.
From time to time, we may invest in or extend loans to companies that have filed for protection under applicable insolvency laws. These debtor-in-possession or “DIP” loans are most often revolving working-capital or term loan facilities put into place at the outset of insolvency proceedings to provide the debtor with both immediate cash and the ongoing working capital that will be required during the reorganization process. The laws of a particular jurisdiction will determine the extent to which such loans rank as senior in the debtor’s capital structure and accordingly the level of risk associates with loans. Furthermore, it is possible that the debtor’s reorganization efforts may fail and the proceeds of the ensuing liquidation of the DIP lender’s collateral might be insufficient to repay in full the DIP loan. The seniority of such loans in the debtor’s capital structure may not be recognized in all jurisdictions.
Insolvency proceedings are inherently litigious, time consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. Insolvency proceedings may have adverse and permanent effects on a company. For instance, the company may lose its market position and key employees or otherwise become incapable of emerging from insolvency proceedings and restoring itself as a viable entity. Further, if insolvency proceedings result in liquidation, the liquidation value of the company may not equal the liquidation value that was believed to exist at the time of the investment. The administrative costs incurred in connection with insolvency proceedings are frequently high and will be paid out of the debtor’s estate prior to any return to creditors. Certain claims, such as claims for taxes, may in certain jurisdictions have priority by law over the claims of other creditors.
In general, the insolvency laws of a particular jurisdiction will affect our  position in the event of insolvency of a portfolio company.
In addition, portfolio companies located in certain jurisdictions may be involved in restructurings, insolvency proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the laws and the rights of creditors afforded U.S. jurisdictions. To the extent such laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect its interest in any such proceeding, our investments in any such portfolio companies may be adversely affected. For example, insolvency law and process in such other jurisdiction may differ substantially from that in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims. In certain developing countries, although insolvency laws have been enacted, the process for reorganization remains highly uncertain.
Projections
Our Advisor may rely upon projections, forecasts or estimates developed by us or a portfolio company in which we are invested concerning the portfolio company’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond our control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of our investments among asset groups from that described herein; the degree to which our investments are hedged and the effectiveness of such hedges, among others.

Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.
Risks Associated with OID and PIK Interest Income
Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:
•
OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.

•
OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•
For accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

•
The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.

•
The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

•	Even if accounting conditions are met, borrowers on such securities could still default when the Company’s actual collection is expected to occur at the maturity of the obligation.
•
PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

•	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.
•
The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Company’s taxable income that must, nevertheless, be distributed in cash to investors to avoid us being subject to corporate level taxation.

Federal Income Tax Risks
Possibility of Corporate-Level Income Tax
In order to qualify and be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements under the Code. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount generally at least equal to

90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders. We will be subject, to the extent we use a Subscription Facility, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to maintain RIC tax treatment. If we are unable to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and, thus, may be subject to corporate-level income tax. To qualify for or maintain RIC tax treatment, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for or maintain RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.
Required Distributions and the Recognition of Income
For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, as dividends to our stockholders in order to maintain our RIC tax treatment. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may not qualify for or maintain RIC tax treatment and thus be subject to corporate-level income tax.
Potential Adverse Tax Consequences as a Result of Not Being Treated as a “Publicly Offered Regulated Investment Company”
We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Advisor and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
Withholding of U.S. Federal Income Tax on Dividends for Non-U.S. Stockholders
Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
However, if designated by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be designated as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we designated the payment as an interest-related dividend or short-term capital gain dividend. Since our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.
A failure of any portion of our distributions to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).
Maintaining our Qualification as a RIC and Investments Made through Taxable Subsidiaries
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”  The minimum annual distribution requirement for a RIC will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid. In this regard, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We would be taxed, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement with respect to each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. Because we may use a Subscription Facility, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our gross income each taxable year from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, or of two or more issuers that are controlled by us, as determined under applicable Code rules, and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
Realizing Income or Gains Prior to the Receipt of Cash Representing such Income or Gains
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan, or in other circumstances, contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount and PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). For additional discussion regarding the tax implications of a RIC, see “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”
Impact of Recently Enacted Federal Tax Legislation
Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S.

federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our stockholders and entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in the Company.
Restrictions Imposed by ERISA
Our assets may be “plan assets” that are subject to ERISA and Section 4975 of the Code. If we are deemed to hold “plan assets” for purposes of ERISA, we may be restricted from making certain otherwise desirable investments. Potential investors that are employee benefit plans and certain other plans should see “Certain ERISA Considerations.”
Risks Relating to an Investment in our Common Stock
Potential Difficulty Sourcing Investment Opportunities
We cannot assure you that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all capital commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares of common stock. Additionally, our Advisor will select our investments subsequent to the closing of the Private Offering, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock. To the extent we are unable to deploy all capital commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.
We generally expect to call capital for investment purposes only at the time we identify an investment opportunity. Notwithstanding the foregoing, we expect to deploy all proceeds from each capital call for investment purposes within two years of calling such capital. Until such time as we invest the proceeds of such capital calls to invest in portfolio companies, we will invest these amounts in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of investments in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity investments.
Above Average Degree of Risk Associated with an Investment in Our Common Stock
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.
Limited Liquidity of an Investment in Our Common Stock
Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Additionally, as a wholly-owned subsidiary of Angelo Gordon, the Advisor is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments.
Our shares of common stock constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.
Risks Regarding Distributions
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain debt financing agreements, our ability to pay distributions to our stockholders could be limited. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as our Board may deem relevant from time to time. The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.
Stockholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of RIC’s net ordinary income or capital gains when they are not. Accordingly, stockholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to stockholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.
Severe Economic Consequences of Defaulting Stockholders
If stockholders fail to fund their commitment obligations or to make required capital contributions when due, our ability to complete our investment program or otherwise continue operations may be substantially impaired. A stockholder’s failure to fund such amounts when due causes that stockholder to become a defaulting stockholder. If a substantial number of stockholders become defaulting stockholders, this may severely limit opportunities for investment diversification and would likely reduce our returns and restrict our ability to meet loan obligations. Any single defaulting stockholder could cause substantial costs to be incurred by us if such default causes us to fail to meet our contractual obligations or if we must pursue remedial action against such stockholder. In the event a stockholder fails to make a required capital contribution when due, it may be subject to various remedies, including, without limitation, forfeiture of its right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any of our future investments. Without limitation on the rights we may have against the defaulting stockholder, we may call for additional capital contributions from non-defaulting stockholders to make up any shortfall. The non-defaulting stockholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment.
If we fail to meet our  contractual obligations related to a portfolio investment due to a defaulting stockholder, the relevant portfolio company may have a cause of action against us , which may include a claim against our assets other than our interest in such portfolio company. A creditor of the Company (including a portfolio company with respect to which we have failed to meet our  contractual obligations) will not be bound to satisfy its claims from the assets attributable to a particular portfolio investment and such creditor generally may seek to satisfy its claims from the assets of the Company as a whole. As a result, if a creditor’s claims relating to a particular portfolio investment exceed the net assets attributable to that portfolio investment, our  remaining assets will likely be subject to such claim.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our principal executive offices at 245 Park Avenue, 26th Floor, New York, New York 10167. We do not own any real estate.  We believe that our present facilities are adequate to meet our current needs.
Item 3. Legal Proceedings
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Until the completion of a Qualified IPO, our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop.

Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) if such transfer is prior to a Qualified IPO, our Advisors consents to such transfer, and (ii) the common stock is registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the common stock may be made except by registration of the transfer on our books. Prior to a Qualified IPO, each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the common stock and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 6, 2020, we had four stockholders of record.

Distribution Policy
To the extent that we have taxable income available, we intend to distribute quarterly dividends to our stockholders. The amount of our dividends, if any, are determined by our Board of Directors. Dividends and distributions are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. Distributions will generally be paid from net investment income. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. If we do not generate sufficient net investment income during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to stockholders after the end of each calendar year. Any dividends to our stockholders will be declared out of assets legally available for distribution.

Recent Sale of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6. Selected Financial Data
The following table below sets forth our selected consolidated historical financial data for the period ended December 31, 2019. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

($ in thousands, except per share amounts)	Period from May 6, 2019 (Inception) to December 31, 2019
Consolidated Statement of Operations Data
Income
Total investment income	$1,018
Expenses
Total expenses	1,556
Net investment income (loss) before taxes	(538)
Income tax expense, including excise tax	34
Net investment income (loss) after taxes	(572)
Net realized gain (loss) on investments	13
Net change in unrealized gain (loss) on investments	60
Increase (decrese) in net assets resulting from operations	(499)
Earnings (loss) per share - basic and diluted	$(0.54)

($ in thousands, except per share amounts)	December 31, 2019
Consolidated Statement of Assets and Liabilities Data
Cash	$9,008
Investments at fair value	39,797
Total assets	49,739
Subscription facility	6,500
Total liabilities	7,038
Total net assets	$42,701
Net asset value per share	$19.77

Other Data
Number of portfolio companies	21
Distributions declared per share	$-
Total return based on net asset value (1)	(1.2)%
Weighted average yield of funded debt investments at cost	7.9%
Weighted average yield of funded debt investments at fair value	7.9%
Weighted average interest rate of funded debt investments (2)	7.4%
Weighted average spread over LIBOR of all floating rate funded debt investments	5.6%

(1)	Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the opening NAV per share of $20.00.
(2)	Calculated using actual interest rates in effect as of December 31, 2019 based on borrower elections.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part II, Item 8 of this Annual Report).

Overview
AG Twin Brook BDC, Inc. is a Delaware Corporation formed on February 4, 2016.  We have elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for tax purposes, we intend to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  We were formed to provide risk-adjusted returns and current income to investors by  investing primarily in middle market companies.
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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.  Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of December 31, 2019, we had $216 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
As a BDC, we must invest at least 70% of our assets in “eligible portfolio companies,” generally, U.S. private operating companies (or small U.S. public operating companies with a market capitalization of less than $250 million). As a BDC, we may also invest up to 30% of our portfolio in non-eligible portfolio company investments, such as investments in non-U.S. companies, which may include investments in a “passive foreign investment company” (a “PFIC”).  Because we have elected to be regulated as a BDC, and we intend to qualify as a RIC under the Code, our portfolio will also be subject to the diversification and other requirements under the Code. See “Item 1. Business—Regulation as a Business Development Company.”

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

By investing predominantly in senior secured debt, we expect to reduce our risk of principal loss and deliver more stable returns over time as compared with investments in bonds, unsecured loans, mezzanine investments and public, private and project equity. However, we may also invest opportunistically in other parts of  the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, and equity investments, as well as select other subordinated instruments either directly or through acquisitions in the secondary market.

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

Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2019, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

Dividend income that we receive from our ownership of private securities is recorded pursuant to the terms of the respective investments.

Expenses
Our primary operating expenses will include the payment of fees to the Advisor under the Investment Management Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below.

We are responsible for all costs and expenses incurred in connection with the operations of the Company and locating, structuring, evaluating, consummating, maintaining and disposing of investments and potential investments (whether or not the acquisition is consummated), including but not limited to legal, regulatory, accounting and other professional or third-party costs or disbursements including travel, rent or lodging, out-of-pocket expenses of the Advisor, the fees and expenses of any independent counsel engaged by the Advisor and out-of-pocket expenses related to third-party service providers (including loan servicer fees), placement agent fees and expenses, advertising expenses, litigation expenses, brokerage commissions, clearing and settlement charges and other transaction costs, custody fees, interest expenses, financing charges, initial and variation margin, broken deal expenses, compensation (which may include fees or performance-based compensation) of advisors, consultants and finders, joint venture partners, or other professionals relating to the Company’s operations and investments or potential investments (whether or not completed), which may include costs incurred to attend or sponsor networking and other similar events hosted by both for-profit and not-for-profit organizations (which may include organizations affiliated with current or prospective investors), specific expenses incurred in obtaining, developing or maintaining market data technology systems, research and other information and information service subscriptions utilized with respect to the Company’s investment program including fees to third party providers of research, portfolio risk management services (including the costs of risk management software or database packages), fees of pricing and valuation services, appraisal costs and brokerage expenses. We will also bear all commitment fees and any transfer or recording taxes, registration fees and other expenses in connection with acquisitions and dispositions of investments, and all expenses relating to the ownership and operation of investments, including taxes, interest, insurance, and other fees and expenses. Travel expenses may include first-class airfare and limited use of private or charter aircraft, as well as premium accommodations, in accordance with our Advisor’s policies related thereto.

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

We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of December 31, 2019.

From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.

Leverage
We have obtained a subscription facility to meet our capital needs.  We may borrow money from time to time within the levels permitted by the 1940 Act.

Portfolio and Investment Activity
As of December 31, 2019, based on fair value, our portfolio consisted of 95.9% first lien senior secured debt investments and a 4.1% investment in an affiliated fund.

As of December 31, 2019, we had investments in twenty-one portfolio companies with an aggregate fair value of $39.8 million.

Our investment activity for the period from May 6, 2019 (inception) to December 31, 2019 is presented below (information presented herein is at par value unless otherwise indicated).

Period from May 6, 2019 (Inception) to December 31, 2019

(Amounts in thousands)
Principal amount of investments funded:
First lien senior secured debt investments	$43,200
Investment in affiliated fund	1,641
Total principal amount of investments funded	$44,841
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(5,202)
Investment in affiliated fund	-
Total principal amount of investments sold or repaid	$(5,202)
New investment commitments	$54,851
Number of new investment commitments in new portfolio companies(1)	21
Average new investment commitment amount	$2,612
Weighted average term for new investment commitments (in years)	4.8
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	0.0%

(1) Number of new investment commitments represent commitments to a particular portfolio company.

As of December 31, 2019, our investments consisted of the following:

	December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value
First lien senior secured debt	$38,096	$38,156
Investment in affiliated fund	1,641	1,641
Total investments	$39,737	$39,797

The table below describes investments by industry composition based on fair value as of December 31, 2019:
December 31, 2019
Aerospace and defense	5.5%
Chemicals	5.7%
Commercial services and supplies	13.3%
Containers and packaging	6.7%
Diversified consumer services	6.6%
Electronic equipment, instruments and components	3.7%
Health care providers and services	14.4%
Internet and direct marketing retail	3.3%
Machinery	2.3%
Media	7.8%
Metals and mining	3.6%
Multisector holdings	4.1%
Personal products	7.0%
Software	5.9%
Textiles, apparel and luxury goods	3.9%
Trading companies and distributors	6.2%
Total	100.0%

Investments held as of December 31, 2019 were based solely in the United States.

The weighted average yields and interest rates of our funded debt investments as of December 31, 2019 were as follows:

December 31, 2019
Weighted average yield of funded debt investments at cost	7.9%
Weighted average yield of funded debt investments at fair value	7.9%
Weighted average interest rate of funded debt investments(1)	7.4%
Weighted average spread over LIBOR of all floating rate funded debt investments	5.6%

(1) Calculated using actual interest rates in effect as of December 31, 2019 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of December 31, 2019:

December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$-	-
B	38,156	100.0%
C	-	-
D	-	-
E	-	-
F	-	-
Total	$38,156	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2019:

December 31, 2019
(Amounts in thousands)	Amortized Cost	Percentage
Performing	$38,096	100.0%
Non-accrual	-	-
Total	$38,096	100.0%

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

Results of Operations
The following table represents the operating results for the period from May 6, 2019 (inception) to December 31, 2019:

(Amounts in thousands)	Period from May 6, 2019 (Inception) to December 31, 2019
Total investment income	$1,018
Less: expenses	(1,556)
Net investment income (loss) before taxes	$(538)
Income tax expense, including excise tax	(34)
Net investment income (loss) after taxes	$(572)
Net change in unrealized gain (loss)	60
Net realized gain (loss)	13
Net increase (decrease) in net assets resulting from operations	$(499)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. We commenced investing activities in August 2019, and as a result, no comparative period information is presented.

Investment Income
Investment income for the period from May 6, 2019 (inception) to December 31, 2019 was as follows:

Period from May 6, 2019 (Inception) to December 31, 2019

(Amounts in thousands)
Interest income	$822
Other income	196
Total investment income	$1,018

Expenses
Expenses for the period from May 6, 2019 (inception) to December 31, 2019 were as follows:

Period from May 6, 2019 (Inception) to December 31, 2019

(Amounts in thousands)
Organizational costs	$367
Insurance fees	285
Accounting fees	283
Offering costs	281
Administrative fees	221
Directors' fees	118
Interest	95
Management fees	53
Professional fees	38
Other	36
Total gross expenses	$1,777
Less waivers:
Administrative fees waived	(221)
Total net expenses	$1,556

Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Advisor, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Advisor may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Advisor for any services performed for us by such affiliate or third party. For the period from May 6, 2019 (inception) to December 31, 2019, the Administrator had the option to charge approximately $0.2 million for certain costs and expenses allocable to us under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for this period.

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

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the period from May 6, 2019 (inception) to December 31, 2019, we accrued U.S. federal excise tax of approximately $3,000.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the period from May 6, 2019 (inception) to December 31, 2019, we accrued approximately $31,000 of U.S. federal tax expense related to fee income received.

Net Change in Unrealized Gains (Losses) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the period from May 6, 2019 (inception) to December 31, 2019, net unrealized gains (losses) on our investment portfolio were as follows:

Period from May 6, 2019 (Inception) to December 31, 2019

(Amounts in thousands)
Net change in unrealized gain (loss) on investments	$60
Net change in unrealized gain (loss) on investments	$60

Net Realized Gains (Losses) on Investments
The realized gains and losses on fully and partially exited portfolio companies for the period from May 6, 2019 (inception) to December 31, 2019 were as follows:

Period from May 6, 2019 (Inception) to December 31, 2019

(Amounts in thousands)
Net realized gain (loss) on investments	$13
Net realized gain (loss) on investments	$13

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

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of December 31, 2019, our asset coverage ratio was 756.9%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2019, taken together with our uncalled capital commitments of $172.8 million and available debt capacity of $43.5 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of December 31, 2019, we had $9.0 million in cash.  During the period from May 6, 2019 (inception) to December 31, 2019, we used $40.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $44.8 million, partially offset by sales and paydowns of portfolio investments of $5.2 million, and other operating activities of $0.8 million.  Cash provided by financing activities was $49.4 million during the period, which was primarily the result of proceeds from the issuance of shares and proceeds from net borrowings on our credit facility.

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

During the period from May 6, 2019 (inception) to December 31, 2019, our Advisor delivered the following capital call notices to investors:

		Number of Common Shares Issued	Aggregate Offering Price ($ in millions)

Capital Drawdown Notice Date	Common Share Issuance Date
July 22, 2019	July 29, 2019	912,500	$18.25
September 12, 2019	September 26, 2019	547,500	$10.95
November 8, 2019	November 21, 2019	700,000	$14.00
Total		2,160,000	$43.20

Debt
Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  As of December 31, 2019, the Company’s asset coverage was 756.9%.
On August 14, 2019, we entered into a revolving credit facility (the “Subscription Facility”), pursuant to a Revolving Credit Agreement, as amended, with Wells Fargo Bank, National Association (the “Lender”).  The Subscription Facility enables us to request loans from the Lender up to a maximum commitment of $50 million.  The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of our investors.  The total amount available under the Subscription Facility may be reduced as a result of decreases in the unfunded capital commitments of our investors as well as other provisions of the Subscription Facility agreement.
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of December 31, 2019, the outstanding borrowings under the Subscription Facility bear interest at all-in rates ranging from 3.19% to 3.31%.  In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of December 31, 2019, we are in compliance with such covenants.

Debt obligations consisted of the following as of December 31, 2019:

	As of December 31, 2019
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$6,500	$43,500	$6,500
Total debt	$50,000	$6,500	$43,500	$6,500
(1)  The amount available includes any limitations related to the Subscription Facility’s borrowing base.
For the period from May 6, 2019 (inception) to December 31, 2019, the components of interest expense were as follows:

Period from May 6, 2019 (Inception) to December 31, 2019

(Amounts in thousands)
Increase expense	$68
Amortization of deferred financing costs	27
Total Interest expense	95
Average interest rate	3.25%
Average daily borrowings	$1,133

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.  Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments at fair value.  Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and consolidated statement of operations.

As of December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2019
First lien senior secured debt	(Amounts in thousands)
Advanced Lighting Acquisition, LLC	$324
Affinitiv, Inc	372
ALM Media, LLC	689
Banner Buyer, LLC	1,295
BRTS Holdings, LLC	494
Copperweld Group, Inc.	294
Cosmetic Solutions, LLC	710
DealerOn Inc.	282
Industrial Dynamics Company, Ltd.	235
Jansy Packaging, LLC.	368
Lakeshirts LLC	796
Mattco Forge, Inc.	506
Nimlok Company, LLC	320

Portfolio Company	December 31, 2019
First lien senior secured debt (continued)	(Amounts in thousands)
NSG Buyer, Inc.	$294
Peak Investment Holdings, LLC	809
Revolution Plastics Buyer LLC	704
SCP Eye Care Services LLC	2,772
Silver Falls MSO, LLC	903
Triad Technologies, LLC	282
Vanguard Packaging, LLC	535
Varsity DuvaSawko Operating Corp.	1,295
Total unfunded portfolio company commitments	$14,279

As of December 31, 2019, approximately $12,000 of the Company’s unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company’s investments. In addition, the Company had a commitment to originate a loan, which closed subsequent to year end on January 17, 2020 for approximately $3.4 million.

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

Investor Commitments
As of December 31, 2019, we had $216.0 million in total capital commitments from investors ($172.8 million undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Contractual Obligations
A summary of our contractual payment obligations under our subscription facility as of December 31, 2019 is as follows:

	Payments Due by Period
		Less than 1 year			More than 5 years
(Amounts in millions)	Total		1 - 3 years	3 - 5 years
Subscription facility	$6.5	$-	$6.5	$-	$-
Total contractual obligations	$6.5	$-	$6.5	$-	$-

Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Investment Management Agreement, the Administration Agreement, and the Resource Sharing Agreement.
In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to us, our Advisor, and Angelo Gordon to permit us to co-invest with other funds managed by Angelo Gordon in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as any regulatory requirements and other pertinent factors.  See “Item 8. – Notes to Consolidated Financial Statements – Note 6. Agreements and Related Party Transactions” for further description of our related party transactions.

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

Investments at Fair Value
We apply Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  In accordance with ASC 820, we disclose the fair value of our investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value.  The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements).  ASC 820 establishes three levels of the fair value hierarchy as follows:
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
Investments in investment funds include vehicles structured for the purpose of investing in privately held common and preferred equity interests. Fair values are generally determined utilizing the NAV supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund, if applicable, and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum. Withdrawals and distributions from investments in investment funds are at the discretion of the Advisor and may depend on the liquidation of underlying assets. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.

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
Our investments trade infrequently and when they are traded, the price may be unobservable, and as a result, multiple external pricing sources may not be available.  In such instances, we may use an internal pricing model as either a corroborating or sole data point in determining the price.  Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.  We generally engage third party firm(s) to assist in validating certain financial instruments where multiple external prices cannot be obtained.  The third party firm(s) either independently determine prices or assess the reasonableness of our prices.  The analyses provided by such third party firm(s) are reviewed and considered by us.  As part of the risk management process, we review and analyze the prices obtained from external pricing sources to evaluate their reliability and accuracy, which includes identifying and excluding vendor prices and broker quotations that we believe do not reflect fair value.  In addition, the Advisor’s valuation committee meets regularly and engages in ongoing reviews of the valuation processes and procedures including reviews of methodology, ongoing accuracy, source quality and independence. Such reviews include, but are not limited to, comparison of current vendor prices and broker quotations against ongoing daily trading activity, vendor due diligence, and back testing.
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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. We will generally be subject to 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless we distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. We, at our discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the period from May 6, 2019 (inception) to December 31, 2019, we accrued U.S. federal excise tax of approximately $3,000.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the period from May 6, 2019 (inception) to December 31, 2019, we accrued approximately $31,000 of U.S. federal tax expense related to fee income received.

We evaluate tax positions taken or expected to be taken in the course of preparing the financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through December 31, 2019.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2019, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$0.8	$0.1	$0.7
Up 100 basis points	$0.4	$0.1	$0.3
Down 100 basis points	$(0.4)	$(0.1)	$(0.3)
Down 200 basis points	$(0.4)	$(0.1)	$(0.3)

To a limited extent, we may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AG Twin Brook BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of AG Twin Brook BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, changes in net assets and cash flows for the period from May 6, 2019 (Inception) to December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in its net assets and its cash flows for the period from May 6, 2019 (Inception) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 by correspondence with the custodian and underlying investee company.  We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, NY
March 12, 2020

We have served as the Company’s auditor since 2019.

AG Twin Brook BDC, Inc.
Consolidated Statement of Assets and Liabilities
 (Amounts in thousands, except share and per share amounts)

Assets	December 31, 2019
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $38,096)	$38,156
Non-controlled/affiliated investments at fair value (amortized cost of $1,641)	1,641
Cash	9,008
Deferred offering costs	389
Deferred financing costs	265
Prepaid expenses	158
Interest receivable	99
Due from affiliate	23
Total assets	$49,739
Liabilities
Subsciption facility	$6,500
Accrued expenses and other liabilities payable to affiliate	348
Management fees payable	45
Due to affiliate	44
Deferred income	42
Interest payable	33
Organizational costs payable to affiliate	26
Total liabilities	7,038
Commitments and contingencies (Note 7)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized; 2,160,000 shares issued and outstanding	$2
Additional paid-in-capital	42,914
Total distributable earnings (loss)	(215)
Total net assets	42,701
Total liabilities and net assets	$49,739
Net asset value per share	$19.77

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statement of Operations
(Amounts in thousands, except share and per share amounts)

Period from May 6, 2019 (Inception) to December 31, 2019
Investment income
Investment income from non-controlled, non affiliated investments:
Interest	$822
Other	196
Total investment income from non-controlled, non-affiliated investments:	1,018
Total investment income	1,018
Expenses
Organizational costs	$367
Insurance fees	285
Accounting fees	283
Offering costs	281
Administrative fees(1)	221
Directors' fees	118
Interest	95
Management fees	53
Professional fees	38
Other	36
Total gross expenses	1,777
Less waivers:
Administrative fees waived(1)	(221)
Total net expenses	1,556
Net investment income (loss)	(538)
Income tax expense, including excise tax	34
Net investment income (loss) after taxes	(572)
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) from non-controlled, non-affiliated investments	$13
Net change in unrealized gain (loss) from non-controlled, non-affiliated investments	60
Total net realized and unrealized gain (loss) on investments	73
Net increase (decrease) in net assets resulting from operations	$(499)
Net investment income (loss) per share - basic and diluted	$(0.62)
Earnings (loss) per share - basic and diluted	$(0.54)
Weighted average shares outstanding - basic and diluted	925,215

(1)  Refer to Note 6 - Agreements and Related Party Transactions

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)

Period from May 6, 2019 (Inception) to December 31, 2019
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$(572)
Net realized gain (loss) on investments	13
Net change in unrealized gain (loss) on investments	60
Net increase (decrease) in net assets resulting from operations	(499)
Capital share transactions
Issuance of common shares	43,201
Return of common shares	(1)
Net increase in net assets resulting from capital share transactions	43,200
Total increase in net assets	42,701
Net assets, at beginning of period	-
Net assets, at end of period	$42,701

Capital share activity
Shares sold	2,161,000
Shares returned	(1,000)
Net increase in shares outstanding	2,160,000

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statement of Cash Flows
(Amounts in thousands)

Period from May 6, 2019 (Inception) to December 31,2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(499)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss	(13)
Net change in unrealized (appreciation) depreciation	(60)
Net accretion on debt instruments	(40)
Net paydown gain on debt instruments	(45)
Purchases and drawdowns of investments	(44,841)
Proceeds from sales and paydowns of investments	5,202
Amortization of deferred financing costs	27
Amortization of deferred offering costs	281
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(158)
(Increase) decrease in interest receivable	(99)
(Increase) decrease in due from affiliate	(23)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	348
Increase (decrease) in management fees payable	45
Increase (decrease) in deferred income	42
Increase (decrease) in interest payable	33
Increase (decrease) in organizational costs payable to affiliate	26
Net cash used in operating activities	(39,774)
Cash flows from financing activities
Proceeds from issuance of common shares	43,200
Borrowings on subscription facility	28,200
Payments on subscription facility	(21,700)
Payments for deferred financing costs	(292)
Payments for deferred offering costs	(626)
Net cash provided by financing activities	48,782
Net change in cash	9,008
Cash
Cash, beginning of period	-
Cash, end of period	$9,008

Supplemental and non-cash information
Non-cash return of common shares	$1
Cash paid during the period for interest	$35
Cash paid during the period for income taxes	$32

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2019
(Amounts in thousands)
Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
Mattco Forge, Inc. (4)(8)	First lien senior secured revolving loan	L + 5.75%	12/6/2024	$506	$(10)	$(5)	(0.01)%
Mattco Forge, Inc. (4)(5)	First lien senior secured term loan	L + 5.75%	12/6/2024	2,235	2,191	2,213	5.18%
				2,741	2,181	2,208	5.17%
Chemicals
Revolution Plastics Buyer LLC (4)(8)	First lien senior secured revolving loan	L + 5.00%	8/15/2025	$704	$(13)	$(12)	(0.03)%
Revolution Plastics Buyer LLC (4)(5)	First lien senior secured term loan	L + 5.00%	8/15/2025	2,301	2,257	2,261	5.30%
				3,005	2,244	2,249	5.27%
Commercial services and supplies
BRTS Holdings, LLC (4)(6)	First lien senior secured delayed draw term loan	L + 5.75%	9/6/2022	$176	$127	$127	0.30%
BRTS Holdings, LLC (4)(6)(9)	First lien senior secured revolving loan	L + 5.75%	9/6/2022	588	135	134	0.31%
BRTS Holdings, LLC (4)(6)	First lien senior secured term loan	L + 5.75%	9/6/2022	3,157	3,122	3,118	7.30%
Nimlok Company, LLC (4)(8)	First lien senior secured revolving loan	L + 5.75%	11/27/2024	320	(5)	(5)	(0.01)%
Nimlok Company, LLC (4)(6)	First lien senior secured term loan	L + 5.75%	11/27/2025	1,947	1,918	1,918	4.49%
				6,188	5,297	5,292	12.39%
Containers and packaging
Jansy Packaging, LLC (4)(5)	First lien senior secured revolving loan	L + 4.75%	9/30/2022	$706	$330	$331	0.78%
Jansy Packaging, LLC (4)(5)	First lien senior secured term loan	L + 4.75%	9/30/2022	1,113	1,100	1,102	2.58%
Vanguard Packaging, LLC (4)(8)	First lien senior secured revolving loan	L + 5.25%	8/9/2024	535	(7)	(6)	(0.01)%
Vanguard Packaging, LLC (4)(6)	First lien senior secured term loan	L + 5.25%	8/9/2024	1,264	1,246	1,248	2.92%
				3,618	2,669	2,675	6.27%
Diversified consumer services
NSG Buyer, Inc. (4)(8)	First lien senior secured revolving loan	L + 5.75%	9/30/2024	$294	$(3)	$(2)	(0.01)%
NSG Buyer, Inc. (4)(5)	First lien senior secured term loan	L + 5.75%	9/30/2025	2,632	2,606	2,612	6.12%
				2,926	2,603	2,610	6.11%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (4)(8)	First lien senior secured revolving loan	L + 5.50%	11/22/2025	$324	$(6)	$(6)	(0.02)%
Advanced Lighting Acquisition, LLC (4)(5)	First lien senior secured term loan	L + 5.50%	11/22/2025	1,484	1,459	1,459	3.42%
				1,808	1,453	1,453	3.40%
Health care providers and services
Peak Investment Holdings, LLC (4)(8)	First lien senior secured delayed draw term loan	L + 6.50%	12/6/2024	$485	$(10)	$(10)	(0.02)%
Peak Investment Holdings, LLC (4)(8)	First lien senior secured revolving loan	L + 6.50%	12/6/2024	324	(6)	(6)	(0.01)%
Peak Investment Holdings, LLC (4)(6)	First lien senior secured term loan	L + 6.50%	12/6/2024	428	419	419	0.98%
SCP Eye Care Services LLC (4)(5)	First lien senior secured delayed draw term loan	L + 4.75%	9/11/2021	2,926	598	601	1.41%
SCP Eye Care Services LLC (4)(8)	First lien senior secured revolving loan	L + 4.75%	9/11/2021	469	(4)	(4)	(0.01)%
SCP Eye Care Services LLC (4)(5)	First lien senior secured term loan	L + 4.75%	9/11/2021	2,160	2,140	2,143	5.02%
Silver Falls MSO, LLC (4)(8)	First lien senior secured delayed draw term loan	L + 5.50%	8/30/2024	704	(13)	(12)	(0.03)%
Silver Falls MSO, LLC (4)(6)	First lien senior secured revolving loan	L + 5.50%	8/30/2024	235	31	31	0.07%
Silver Falls MSO, LLC (4)(6)	First lien senior secured term loan	L + 5.50%	8/30/2024	1,330	1,305	1,309	3.07%
Varsity DuvaSawko Operating Corp. (4)(8)	First lien senior secured delayed draw term loan	L + 5.75%	11/27/2024	971	(19)	(19)	(0.05)%
Varsity DuvaSawko Operating Corp. (4)(8)	First lien senior secured revolving loan	L + 5.75%	11/27/2024	324	(6)	(6)	(0.01)%
Varsity DuvaSawko Operating Corp. (4)(6)	First lien senior secured term loan	L + 5.75%	11/27/2024	1,300	1,274	1,274	2.98%
				11,656	5,709	5,720	13.40%
Internet and direct marketing retail
DealerOn Inc. (4)(6)	First lien senior secured revolving loan	L + 5.75%	11/19/2024	$314	$26	$26	0.06%
DealerOn Inc. (4)(6)	First lien senior secured term loan	L + 5.75%	11/19/2024	1,324	1,298	1,298	3.04%
				1,638	1,324	1,324	3.10%
Machinery
Industrial Dynamics Company, Ltd. (4)(8)(10)	First lien senior secured revolving loan	L + 6.25%	8/20/2024	$235	$(4)	$(4)	(0.01)%
Industrial Dynamics Company, Ltd. (4)(6)	First lien senior secured term loan	L + 6.25%	8/20/2024	945	927	929	2.18%
				1,180	923	925	2.17%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2019
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt - Continued
Media
ALM Media, LLC (4)(5)(7)	First lien senior secured revolving loan	L + 6.50%	11/25/2024	$971	$263	$263	0.62%
ALM Media, LLC (4)(6)	First lien senior secured term loan	L + 6.50%	11/25/2024	2,907	2,849	2,849	6.67%
				3,878	3,112	3,112	7.29%
Metals and mining
Copperweld Group, Inc. (4)(8)	First lien senior secured revolving loan	L + 6.00%	9/27/2024	$294	$(5)	$(5)	(0.01)%
Copperweld Group, Inc. (4)(5)	First lien senior secured term loan	L + 6.00%	9/27/2024	1,455	1,427	1,429	3.34%
				1,749	1,422	1,424	3.33%
Personal products
Cosmetic Solutions, LLC (4)(8)	First lien senior secured delayed draw term loan	L + 5.75%	10/17/2025	$366	$(7)	$(7)	(0.02)%
Cosmetic Solutions, LLC (4)(8)	First lien senior secured revolving loan	L + 5.75%	10/17/2025	344	(7)	(7)	(0.03)%
Cosmetic Solutions, LLC (4)(5)	First lien senior secured term loan	L + 5.75%	10/17/2025	2,873	2,816	2,816	6.60%
				3,583	2,802	2,802	6.55%
Software
Affinitiv, Inc (4)(8)	First lien senior secured revolving loan	L + 5.25%	8/26/2024	$372	$(5)	$(5)	(0.01)%
Affinitiv, Inc (4)(6)	First lien senior secured term loan	L + 5.25%	8/26/2024	2,369	2,335	2,340	5.48%
				2,741	2,330	2,335	5.47%
Textiles, apparel and luxury goods
Lakeshirts LLC (4)(8)	First lien senior secured delayed draw term loan	L + 4.75%	12/23/2021	$398	$(6)	$(6)	(0.01)%
Lakeshirts LLC (4)(8)	First lien senior secured revolving loan	L + 4.75%	12/23/2024	398	(6)	(6)	(0.01)%
Lakeshirts LLC (4)(6)	First lien senior secured term loan	L + 4.75%	12/23/2025	1,598	1,574	1,574	3.69%
				2,394	1,562	1,562	3.67%
Trading companies and distributors
Banner Buyer, LLC (4)(8)	First lien senior secured delayed draw term loan	L + 5.75%	10/31/2025	$1,048	$(9)	$(9)	(0.02)%
Banner Buyer, LLC (4)(5)	First lien senior secured revolving loan	L + 5.75%	10/31/2025	370	117	117	0.27%
Banner Buyer, LLC (4)(5)	First lien senior secured term loan	L + 5.75%	10/31/2025	1,414	1,390	1,390	3.26%
Triad Technologies, LLC (4)(6)	First lien senior secured revolving loan	L + 4.75%	10/31/2025	314	25	25	0.06%
Triad Technologies, LLC (4)(6)	First lien senior secured term loan	L + 4.75%	10/31/2025	960	941	941	2.20%
				4,106	2,464	2,464	5.77%
Total non-controlled/non-affiliated senior secured debt				$53,211	$38,096	$38,156	89.36%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (11)	Equity - 1.19% membership interest				$1,641	$1,641	3.84%
Total non-controlled/affiliated investments					$1,641	$1,641	3.84%
Total investments					$39,737	$39,797	93.20%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)
Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.

(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g. prime rate), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2019 was 1.76%.
(6)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2019 was 1.91%.
(7)	The interest rate on these loans is subject to the Prime Rate, which as of December 31, 2019 was 4.75%.
(8)
Represents revolvers and delayed draw term loans where the entire balance is unfunded as of December 31, 2019. The negative cost is a result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is a result of the capitalized discount on the loan. Refer to Note 7 for further information.

(9)	Principal balance includes reserve for letter of credit of $6,468 on which the borrower pays 5.75%.
(10)	Principal balance includes reserve for letter of credit of $5,159 on which the borrower pays 6.25%.
(11)
As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements

Note 1.  Organization

AG Twin Brook BDC, Inc. (the “Company”), formerly known as 1889 BDC, Inc., is a Delaware corporation which was formed on February 4, 2016.  The Company has elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for tax purposes, the Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company seeks to provide risk-adjusted returns and current income to investors by investing primarily in senior secured debt of middle market companies.  The Company may also invest opportunistically in other parts of  the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, and equity investments, as well as select other subordinated instruments either directly or through acquisitions in the secondary market.

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
Note 2.  Significant Accounting Policies

Basis of Accounting
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.  These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.  The Company commenced operations on July 29, 2019 and its fiscal year ends on December 31.  As a result, no comparative period information is presented.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
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
Investments in investment funds include vehicles structured for the purpose of investing in privately held common and preferred equity interests. Fair values are generally determined utilizing the NAV supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund, if applicable, and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum. Withdrawals and distributions from investments in investment funds are at the discretion of the Advisor and may depend on the liquidation of underlying assets. Investments which are valued using NAV as a practical expedient are excluded from the above hierarchy.
The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Offering Costs
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the period from May 6, 2019 (inception) to December 31, 2019, the Company paid approximately $0.3 million of financing costs, of which approximately $27,000 have been amortized and included in “Interest” expense on the consolidated statement of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the period from May 6, 2019 (inception) to December 31, 2019, the Company received approximately $57,000 of agent fees, of which approximately $15,000 have been amortized and included in “Other” income on the consolidated statement of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the period from May 6, 2019 (inception) to December 31, 2019, the Company accrued approximately $3,000 of U.S. federal excise tax.

The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the period from May 6, 2019 (inception) to December 31, 2019, the Company accrued approximately $31,000 of U.S. federal tax expense related to fee income received.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through December 31, 2019.
Loan Syndications and Participations

The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the period from May 6, 2019 (inception) to December 31, 2019, the Company earned approximately $181,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.

The Company follows the guidance in Accounting Standards Codification (“ASC”) Topic 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales that do not meet the definition of a participating interest remain on the consolidated statement of assets and liabilities and the proceeds are recorded as a secured borrowing until the definition is met. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. There were no participations that were accounted for as secured borrowings during the period.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Investments at fair value and amortized cost consisted of the following as of December 31, 2019:

December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value
First lien senior secured debt	$38,096	$38,156
Investment in affiliated fund	1,641	1,641
Total investments	$39,737	$39,797

The industry composition of investments based on fair value as of December 31, 2019 was as follows:

December 31, 2019
Aerospace and defense	5.5%
Chemicals	5.7%
Commercial services and supplies	13.3%
Containers and packaging	6.7%
Diversified consumer services	6.6%
Electronic equipment, instruments and components	3.7%
Health care providers and services	14.4%
Internet and direct marketing retail	3.3%
Machinery	2.3%
Media	7.8%
Metals and mining	3.6%
Multisector holdings	4.1%
Personal products	7.0%
Software	5.9%
Textiles, apparel and luxury goods	3.9%
Trading companies and distribuions	6.2%
Total	100.0%

Investments held as of December 31, 2019 were based solely in the United States.

Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of investments as of December 31, 2019:

	Assets at Fair Value as of December 31, 2019
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$38,156	$38,156
Total	$-	$-	$38,156	$38,156
Investments measured at net asset value(1)				$1,641
Total investments, at fair value				$39,797

(1)  Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of December 31, 2019, and for the period from May 6, 2019 (inception) to December 31, 2019:

	Level 3 Assets at Fair Value for the Period from May 6, 2019 (Inception) to December 31, 2019*
(Amounts in thousands)	Balance 5/6/2019	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/ (Depreciation)	Balance 12/31/2019	Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2019
First lien senior secured debt	$-	$43,200	$(5,202)	$85	$13	$60	$38,156	$60
Total	$-	$43,200	$(5,202)	$85	$13	$60	$38,156	$60

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

The Company did not have transfers of investments to or from Level 3 during the period from May 6, 2019 (inception) to December 31, 2019.

Debt Not Carried at Fair Value

The fair value of the Company’s subscription facility, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2019, approximates its carrying value.
Significant Unobservable Inputs

In accordance with ASC 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2019.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of 12/31/19	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average	Impact to Valuation from an Increase in Input

Asset Class
First lien senior secured debt	$19,665	Discounted cash flow	Yield	7.0%-8.7%	7.7%	Decrease
	$19,665

The Company’s other Level 3 investments have been valued primarily using recent transactions. The Company uses a discounted cash flow technique to determine the fair value of Level 3 assets as of December 31, 2019.  The significant unobservable input used in the discounted cash flow is the yield.  The yield is used to discount the estimated future cash flows expected to be received from the underlying investment.  The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield.
Note 5.  Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  As of December 31, 2019, the Company’s asset coverage was 756.9%.

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
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of December 31, 2019, the outstanding borrowings under

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

the Subscription Facility bear interest at all-in rates ranging from 3.19% to 3.31%.  In addition, the Company pays an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of December 31, 2019, the Company is in compliance in all material respects with such covenants.
Debt obligations consisted of the following as of December 31, 2019:

	As of December 31, 2019
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$6,500	$43,500	$6,500
Total debt	$50,000	$6,500	$43,500	$6,500
(1)  The amount available includes any limitations related to the Subscription Facility’s borrowing base.
For the period from May 6, 2019 (inception) to December 31, 2019, the components of interest expense were as follows:

Period from May 6, 2019 (Inception) to December 31, 2019

(Amounts in thousands)
Interest expense	$68
Amortization of deferred financing costs	27
Total interest expense	$95
Average interest rate	3.25%
Average daily borrowings	$1,133

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

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
For the period from May 6, 2019 (inception) to December 31, 2019, the Administrator had the option to charge approximately $0.2 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for this period.
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
As of December 31, 2019, the Company has approximately $0.4 million payable to Angelo Gordon for organizational, offering, and operating costs, as well as other prepaid expenses, which is included in "Due to affiliate", "Organizational costs payable to affiliate" and "Accrued expenses and other liabilities payable to affiliate" on the consolidated statement of assets and liabilities.
Under the terms of the Investment Management Agreement, the Company will pay the Advisor a base management fee and may also pay to it certain incentive fees.  The cost of both the base management fee and the incentive fee will ultimately be borne by the Company’s shareholders.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

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
For the period from May 6, 2019 (inception) to December 31, 2019, base management fees incurred by the Company were approximately $53,000, of which approximately $45,000 were payable to the Advisor as of December 31, 2019.
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
There were no incentive fees for the period from May 6, 2019 (inception) to December 31, 2019.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

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

Investment in Affiliated Fund
The Company’s investments in affiliates for the period from May 6, 2019 (inception) to December 31, 2019 were as follows:

(Amounts in thousands)	Fair Value as of May 6, 2019	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2019	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$-	$1,641	$-	$-	$-	$1,641	$-
Total non-controlled/affiliated investments	$-	$1,641	$-	$-	$-	$1,641	$-

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

As of December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2019
First lien senior secured debt	(Amounts in thousands)
Advanced Lighting Acquisition, LLC	$324
Affinitiv, Inc	372
ALM Media, LLC	689
Banner Buyer, LLC	1,295
BRTS Holdings, LLC	494
Copperweld Group, Inc.	294
Cosmetic Solutions, LLC	710
DealerOn Inc.	282
Industrial Dynamics Company, Ltd.	235
Jansy Packaging, LLC.	368
Lakeshirts LLC	796
Mattco Forge, Inc.	506
Nimlok Company, LLC	320
NSG Buyer, Inc.	294
Peak Investment Holdings, LLC	809
Revolution Plastics Buyer LLC	704
SCP Eye Care Services LLC	2,772
Silver Falls MSO, LLC	903
Triad Technologies, LLC	282
Vanguard Packaging, LLC	535
Varsity DuvaSawko Operating Corp.	1,295
Total unfunded portfolio company commitments	$14,279

As of December 31, 2019, approximately $12,000 of the Company’s unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company’s investments.

In addition, the Company had a commitment to originate a loan, which closed subsequent to year end on January 17, 2020 for approximately $3.4 million.

Investor Commitments

As of December 31, 2019, the Company had $216.0 million in total capital commitments from investors ($172.8 million undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.

Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of December 31, 2019, management was not aware of any material pending or threatened litigation.
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
Since the commencement of operations, the Advisor delivered the following capital call notices to investors:

		Number of Common Shares Issued	Aggregate Offering Price ($ in millions)

Capital Drawdown Notice Date	Common Share Issuance Date
July 22, 2019	July 29, 2019	912,500	$18.25
September 12, 2019	September 26, 2019	547,500	$10.95
November 8, 2019	November 21, 2019	700,000	$14.00
Total		2,160,000	$43.20

The Board may set the per-share price at or above the net asset value per share. The common shares issued on September 26, 2019 and November 21, 2019 were issued above net asset value per share at an offering price of $20.00 per share.

During the period from May 6, 2019 (inception) to December 31, 2019, the Advisor returned the 1,000 shares that it acquired in order to provide seed capital to the Company as a non-cash transaction.

Note 9.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the period from May 6, 2019 (inception) to December 31, 2019:
Period from May 6, 2019 (Inception) to December 31, 2019

(Amounts in thousands, except share and per share amounts)
Increase (decrease) in net assets resulting from operations	$(499)
Weighted average shares of common stock outstanding - basic and diluted	925,215
Earnings (loss) per common share - basic and diluted	$(0.54)

Note 10.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. For the period from May 6, 2019 (inception) to December 31, 2019, permanent differences were approximately $284,000, consisting of nondeductible offering costs of approximately $281,000 and nondeductible U.S. federal excise tax expense of approximately $3,000.

The following reconciles the increase (decrease) in net assets resulting from operations to taxable income for the period from May 6, 2019 (inception) to December 31, 2019:

(Amounts in thousands)	Period from May 6, 2019 (Inception) to December 31, 2019
Net increase (decrease) in net assets resulting from operations	$(499)
Adjustments:
Net change in unrealized gain (loss) on investments	(60)
Organizational costs	353
Other book/tax differences	284
Taxable income(1)	$78
(1) Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

The components of accumulated earnings (losses) as calculated on a tax basis for the period from May 6, 2019 (inception) to December 31, 2019 were as follows:

(Amounts in thousands)	Period from May 6, 2019 (Inception) to December 31, 2019
Undistributed ordinary income	$78
Other temporary book/tax differences	(353)
Net unrealized appreciation/(depreciation) on investments	60
Total accumulated earnings (losses)	$(215)

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, as of December 31, 2019 were as follows:

(Amounts in thousands)	Period from May 6, 2019 (Inception) to December 31, 2019
Tax cost	$39,737
Gross unrealized appreciation	65
Gross unrealized depreciation	(5)
Net unrealized appreciation/(depreciation) on investments	$60

Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding during the period from May 6, 2019 (inception) to December 31, 2019:
(Amounts in thousands, except share and per share amounts)	Period from May 6, 2019 (Inception) to December 31, 2019
Per share data:
Net asset value, beginning of period	$-
Net investment income (loss)(1)	(0.62)
Net realized and unrealized gain (loss) on investments(1)	0.08
Total from operations	(0.54)
Impact of issuance of common stock	20.31
Total increase in net assets	19.77
Net asset value, end of period	$19.77
Shares outstanding, end of period	2,160,000
Total return(2)	(1.2)%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	7.6%
Ratio of net expenses to average net assets(3)(4)(6)	6.7%
Ratio of net investment income (loss) to average net assets(3)(4)	(2.4)%
Net assets, end of period	$42,701
Weighted-average shares outstanding	925,215
Total capital commitments, end of period	$216,000
Ratio of total contributed capital to total committed capital, end of period	20.0%
Portfolio turnover rate(7)	26.2%
Asset coverage ratio(8)	756.9%

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the opening NAV per share of $20.00.
(3)	Not annualized.
(4)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period, beginning with the first capital call on July 29, 2019.
(5)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Administrator.
(6)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator.
(7)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Note 12.  Selected Quarterly Financial Data (Unaudited)

	Period from May 6, 2019 (Inception) to June 30, 2019 (1)	Three Months Ended
		September 30, 2019	December 31, 2019
($ in thousands, exept share and per share data)
Investment income	$-	$208	$810
Net expenses	379	494	683
Net investment income (loss) before taxes	(379)	(286)	127
Income tax expense, including excise tax	-	14	20
Net investment income (loss) after taxes	(379)	(300)	107
Net realized and unrealized gains (losses) on investments	-	1	72
Increase (decrease) in net assets resulting from operations	$(379)	$(299)	$179
Net asset value per share as of the end of the quarter	$(377.83)	$19.54	$19.77
Weighted average shares outstanding - basic and diluted	446	648,984	1,764,348
Earnings (loss) per share - basic and diluted	$(849.78)	$(0.46)	$0.10
(1) The Company was formed on February 4, 2016 and commenced operations on July 29, 2019.
Note 13.  Subsequent Events
On February 28, 2020, the Advisor issued a capital call notice to investors to call $16.2 million of capital commitments, due on March 13, 2020.
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements.  Other than those previously disclosed, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:
1.	Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 88 of this Annual Report.
2.
Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report.

3.	Exhibits – The following is a list of all exhibits filed as a part of this Annual Report, including this incorporated by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated June 20, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)
3.2	By-laws, dated May 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)
4.1*	Description of Securities
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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AG TWIN BROOK BDC, INC.

March 12, 2020	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

March 12, 2020	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)