Form 10-Q
period 2020-03-31
AG Twin Brook BDC, Inc.
filed 2020-05-13
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of  May 13, 2020, the registrant had 2,970,000 shares of common stock, $0.001 par value per share, outstanding.

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $59,393 and $38,096, respectively)	$57,862	$38,156
Non-controlled/affiliated investments at fair value (amortized cost of $2,120 and $1,641, respectively)	1,759	1,641
Cash	5,051	9,008
Deferred financing costs	238	265
Deferred offering costs	222	389
Interest receivable	187	99
Due from affiliate	71	23
Prepaid expenses	39	158
Total assets	$65,429	$49,739
Liabilities
Subscription facility	$7,400	$6,500
Accrued expenses and other liabilities payable to affiliate	546	348
Management fees payable	74	45
Deferred income	45	42
Income incentive fees payable	39	-
Interest payable	31	33
Due to affiliate	28	44
Organizational costs payable to affiliate	21	26
Total liabilities	8,184	7,038
Commitments and contingencies (Note 7)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized; 2,970,000 and 2,160,000 shares issued and outstanding, respectively	$3	$2
Additional paid-in-capital	58,941	42,914
Total distributable earnings (loss)	(1,699)	(215)
Total net assets	57,245	42,701
Total liabilities and net assets	$65,429	$49,739
Net asset value per share	$19.27	$19.77

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statement of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

Three Months
Ended
March 31,
2020
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$1,003
Other	111
Total investment income from non-controlled, non-affiliated investments:	1,114
Total investment income	1,114
Expenses
Offering costs	$170
Interest	125
Insurance fees	121
Administrative fees(1)	164
Professional fees	101
Accounting fees	93
Management fees	74
Other	50
Directors' fees	45
Income incentive fees	39
Total gross expenses	982
Less waivers:
Administrative fees waived(1)	(164)
Total net expenses	818
Net investment income (loss)	296
Net unrealized gain (loss) on investments
Net change in unrealized gain (loss) on investments:
Non-controlled, non-affiliated investments	$(1,591)
Non-controlled, affiliated investments	(361)
Total net unrealized gain (loss) on investments	(1,952)
Net increase (decrease) in net assets resulting from operations	$(1,656)
Net investment income (loss) per share - basic and diluted	$0.13
Earnings (loss) per share - basic and diluted	$(0.71)
Weighted average shares outstanding - basic and diluted	2,320,220

(1)	Refer to Note 6 - Agreements and Related Party Transactons

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)
  (Unaudited)

Three Months
Ended
March 31,
2020
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$296
Net unrealized gain (loss) on investments	(1,952)
Net increase (decrease) in net assets resulting from operations	(1,656)
Capital share transactions
Issuance of common shares	16,200
Net increase in net assets resulting from capital share transactions	16,200
Total increase in net assets	14,544
Net assets, at beginning of period	42,701
Net assets, at end of period	$57,245

Capital share activity
Shares sold	810,000
Net increase in shares outstanding	810,000

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

Three Months
Ended
March 31,
2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,656)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (appreciation) depreciation	1,952
Net accretion on debt instruments	(55)
Net paydown gain on debt instruments	(3)
Purchases and drawdowns of investments	(22,640)
Proceeds from sales and paydowns of investments	922
Amortization of deferred financing costs	27
Amortization of offering costs	170
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	119
(Increase) decrease in interest receivable	(88)
(Increase) decrease in due from affiliate	(48)
Increase (decrease) in organizational costs payable to affiliate	(5)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	198
Increase (decrease) in deferred income	3
Increase (decrease) in due to affiliate	(16)
Increase (decrease) in interest payable	(2)
Increase (decrease) in income incentive fees payable	39
Increase (decrease) in management fees payable	29
Net cash used in operating activities	(21,054)
Cash flows from financing activities
Proceeds from issuance of common shares	16,200
Borrowings on subscription facility	16,400
Payments on subscription facility	(15,500)
Payments for deferred offering costs	(3)
Net cash provided by financing activities	17,097
Net change in cash	(3,957)
Cash
Cash, beginning of period	9,008
Cash, end of period	$5,051

Supplemental and non-cash information
Cash paid during the period for interest	$100

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2020
(Amounts in thousands)
(Unaudited)

							Percentage
		Interest	Maturity	Principal/	Amortized		of Net
Company(1)(2)	Investment	Rate	Date	Par Amount	Cost(3)	Fair Value	Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
Mattco Forge, Inc. (4)(11)	First lien senior secured revolving loan	L+5.75%	12/6/2024	$506	$(9)	$(25)	(0.04)%
Mattco Forge, Inc. (4)(7)(8)	First lien senior secured term loan	L+5.75%	12/6/2024	2,229	2,188	2,119	3.69%
Thermal Spray Solutions Acquisition, LLC (4)(7)(8)	First lien senior secured revolving loan	L+5.75%	3/12/2025	138	135	135	0.24%
Thermal Spray Solutions Acquisition, LLC (4)(7)(8)	First lien senior secured term loan	L+5.75%	3/12/2025	812	796	796	1.39%
				3,685	3,110	3,025	5.28%
Auto components
Continental Battery Company. (4)(5)	First lien senior secured term loan	L+5.25%	12/14/2022	$441	$433	$433	0.77%
				441	433	433	0.77%
Chemicals
G2O Technologies, LLC (4)(7)	First lien senior secured revolving loan	L+6.50%	3/31/2025	$207	$79	$79	0.14%
G2O Technologies, LLC (4)(7)	First lien senior secured term loan	L+6.50%	3/31/2025	1,160	1,137	1,137	1.99%
Revolution Plastics Buyer, LLC (4)(11)	First lien senior secured revolving loan	L+5.00%	8/15/2025	704	(13)	(28)	(0.05)%
Revolution Plastics Buyer, LLC (4)(5)	First lien senior secured term loan	L+5.00%	8/15/2025	2,295	2,254	2,202	3.84%
Teel Plastics, LLC (4)(5)(10)(6)	First lien senior secured revolving loan	L+5.00%	1/24/2025	324	317	312	0.55%
Teel Plastics, LLC (4)(5)	First lien senior secured term loan	L+5.00%	1/24/2025	1,875	1,839	1,811	3.16%
				6,565	5,613	5,513	9.63%
Commercial services and supplies
BRTS Holdings, LLC (4)(5)	First lien senior secured delayed draw term loan	L+5.75%	9/6/2022	$176	$127	$123	0.21%
BRTS Holdings, LLC (4)(5)(10)(13)	First lien senior secured revolving loan	L+5.75%	9/6/2022	588	400	386	0.67%
BRTS Holdings, LLC (4)(5)	First lien senior secured term loan	L+5.75%	9/6/2022	3,149	3,118	3,044	5.32%
Nimlok Company, LLC (4)(11)(15)	First lien senior secured revolving loan	L+5.75%	11/27/2025	320	(5)	(11)	(0.02)%
Nimlok Company, LLC (4)(7)	First lien senior secured term loan	L+5.75%	11/27/2025	1,942	1,914	1,864	3.26%
				6,175	5,554	5,406	9.44%
Containers and packaging
Innovative FlexPak, LLC (4)(7)	First lien senior secured revolving loan	L+6.75%	1/23/2025	$627	$521	$511	0.89%
Innovative FlexPak, LLC (4)(7)(8)	First lien senior secured term loan	L+6.75%	1/23/2025	2,453	2,406	2,369	4.13%
Jansy Packaging, LLC (4)(5)	First lien senior secured revolving loan	L+4.75%	9/30/2022	706	257	249	0.44%
Jansy Packaging, LLC (4)(5)	First lien senior secured term loan	L+4.75%	9/30/2022	1,110	1,098	1,085	1.90%
Vanguard Packaging, LLC (4)(7)(8)(10)	First lien senior secured revolving loan	L+5.00%	8/9/2024	535	456	450	0.79%
Vanguard Packaging, LLC (4)(5)	First lien senior secured term loan	L+5.00%	8/9/2024	1,234	1,217	1,203	2.10%
				6,665	5,955	5,867	10.25%
Diversified consumer services
Groundworks Operations, LLC (4)(11)	First lien senior secured delayed draw term loan	L+5.50%	1/17/2026	$955	$(12)	$(26)	(0.05)%
Groundworks Operations, LLC (4)(7)(8)(10)	First lien senior secured revolving loan	L+5.50%	1/17/2026	345	341	336	0.59%
Groundworks Operations, LLC (4)(7)	First lien senior secured term loan	L+5.50%	1/17/2026	2,092	2,066	2,035	3.55%
NSG Buyer, Inc. (4)(11)	First lien senior secured revolving loan	L+5.75%	9/30/2024	294	(3)	(8)	(0.01)%
NSG Buyer, Inc. (4)(7)	First lien senior secured term loan	L+5.75%	9/30/2025	2,594	2,570	2,511	4.38%
				6,280	4,962	4,848	8.47%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (4)(5)	First lien senior secured revolving loan	L+5.50%	11/22/2025	$324	$189	$183	0.32%
Advanced Lighting Acquisition, LLC (4)(5)	First lien senior secured term loan	L+5.50%	11/22/2025	1,450	1,426	1,399	2.44%
				1,774	1,615	1,582	2.76%
Food and staples retailing
Engelman Baking Co., LLC (4)(10)	First lien senior secured revolving loan	L+5.75%	2/28/2025	$207	$120	$117	0.20%
Engelman Baking Co., LLC (4)(7)	First lien senior secured term loan	L+5.75%	2/28/2025	733	719	708	1.24%
				940	839	825	1.44%
Health care providers and services
ASP Global Acquisition, LLC (4)(7)	First lien senior secured delayed draw term loan	L+6.00%	1/21/2025	$744	$681	$670	1.17%
ASP Global Acquisition, LLC (4)(10)(12)	First lien senior secured revolving loan	L+6.00%	1/21/2025	485	204	197	0.34%
ASP Global Acquisition, LLC (4)(7)	First lien senior secured term loan	L+6.00%	1/21/2025	1,572	1,541	1,517	2.65%
Peak Investment Holdings, LLC (4)(11)	First lien senior secured delayed draw term loan	L+6.50%	12/6/2024	485	(9)	(21)	(0.04)%
Peak Investment Holdings, LLC (4)(5)	First lien senior secured revolving loan	L+6.50%	12/6/2024	324	317	309	0.54%
Peak Investment Holdings, LLC (4)(7)	First lien senior secured term loan	L+6.50%	12/6/2024	426	418	408	0.71%
SCP Eye Care Services, LLC (4)(7)(8)	First lien senior secured delayed draw term loan	L+4.75%	9/11/2021	2,925	600	554	0.97%
SCP Eye Care Services, LLC (4)(5)	First lien senior secured revolving loan	L+4.75%	9/11/2021	469	466	458	0.80%
SCP Eye Care Services, LLC (4)(7)(8)	First lien senior secured term loan	L+4.75%	9/11/2021	2,155	2,138	2,105	3.67%
Silver Falls MSO, LLC (4)(11)	First lien senior secured delayed draw term loan	L+5.50%	8/30/2024	704	(12)	(37)	(0.06)%
Silver Falls MSO, LLC (4)(7)(8)	First lien senior secured revolving loan	L+5.50%	8/30/2024	235	230	222	0.39%
Silver Falls MSO, LLC (4)(7)(8)	First lien senior secured term loan	L+5.50%	8/30/2024	1,327	1,303	1,257	2.20%
Varsity DuvaSawko Operating Corp. (4)(11)	First lien senior secured delayed draw term loan	L+5.75%	11/27/2024	971	(18)	(36)	(0.06)%
Varsity DuvaSawko Operating Corp. (4)(7)	First lien senior secured revolving loan	L+5.75%	11/27/2024	324	317	311	0.54%
Varsity DuvaSawko Operating Corp. (4)(7)(8)	First lien senior secured term loan	L+5.75%	11/27/2024	1,296	1,272	1,248	2.18%
				14,442	9,448	9,162	16.00%
Health care technology
Spear Education, LLC (4)(11)	First lien senior secured delayed draw term loan	L+5.25%	2/26/2025	$474	$(5)	$(12)	(0.02)%
Spear Education, LLC (4)(7)(10)	First lien senior secured revolving loan	L+5.25%	2/26/2025	414	410	404	0.71%
Spear Education, LLC (4)(7)	First lien senior secured term loan	L+5.25%	2/26/2025	877	869	855	1.49%
				1,765	1,274	1,247	2.18%
Internet and direct marketing retail
DealerOn Inc. (4)(7)(8)(10)	First lien senior secured revolving loan	L+5.75%	11/19/2024	$314	$308	$300	0.52%
DealerOn Inc. (4)(7)	First lien senior secured term loan	L+5.75%	11/19/2024	1,321	1,296	1,265	2.21%
				1,635	1,604	1,565	2.73%
IT services
Data Source Intermediate Holdings, LLC (4)(8)	First lien senior secured revolving loan	L+5.50%	2/11/2025	$123	$120	$119	0.21%
Data Source Intermediate Holdings, LLC (4)(7)(8)	First lien senior secured term loan	L+5.50%	2/11/2025	838	822	810	1.41%
Legility, LLC (4)(5)	First lien senior secured revolving loan	L+6.00%	12/17/2024	123	80	78	0.14%
Legility, LLC (4)(7)(8)(9)	First lien senior secured term loan	L+6.00%	12/17/2025	735	720	709	1.24%
				1,819	1,742	1,716	3.00%
Machinery
Industrial Dynamics Company, Ltd. (4)(11)(14)	First lien senior secured revolving loan	L+6.25%	8/20/2024	$235	$(4)	$(13)	(0.02)%
Industrial Dynamics Company, Ltd. (4)(7)	First lien senior secured term loan	L+6.25%	8/20/2024	943	926	890	1.55%
				1,178	922	877	1.53%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2020
(Amounts in thousands)
(Unaudited)

							Percentage
		Interest	Maturity	Principal/	Amortized		of Net
Company(1)(2)	Investment	Rate	Date	Par Amount	Cost(3)	Fair Value	Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt - Continued
Media
ALM Media, LLC (4)(5)	First lien senior secured revolving loan	L+6.50%	11/25/2024	$971	$176	$153	0.27%
ALM Media, LLC (4)(7)	First lien senior secured term loan	L+6.50%	11/25/2024	2,871	2,817	2,757	4.81%
				3,842	2,993	2,910	5.08%
Metals and mining
Copperweld Group, Inc. (4)(11)	First lien senior secured revolving loan	L+6.00%	9/27/2024	$294	$(5)	$(13)	(0.02)%
Copperweld Group, Inc. (4)(5)	First lien senior secured term loan	L+6.00%	9/27/2024	1,451	1,425	1,390	2.43%
				1,745	1,420	1,377	2.41%
Personal products
Cosmetic Solutions, LLC (4)(11)	First lien senior secured delayed draw term loan	L+5.75%	10/17/2025	$366	$(7)	$(15)	(0.03)%
Cosmetic Solutions, LLC (4)(5)	First lien senior secured revolving loan	L+5.75%	10/17/2025	344	228	220	0.38%
Cosmetic Solutions, LLC (4)(7)(8)	First lien senior secured term loan	L+5.75%	10/17/2025	2,865	2,811	2,746	4.81%
				3,575	3,032	2,951	5.16%
Software
Affinitiv, Inc. (4)(7)	First lien senior secured revolving loan	L+5.25%	8/26/2024	$372	$45	$29	0.05%
Affinitiv, Inc. (4)(7)	First lien senior secured term loan	L+5.25%	8/26/2024	2,363	2,331	2,237	3.91%
				2,735	2,376	2,266	3.96%
Textiles, apparel and luxury goods
Lakeshirts LLC (4)(11)	First lien senior secured delayed draw term loan	L+4.75%	12/23/2025	$398	$(6)	$(15)	(0.03)%
Lakeshirts LLC (4)(7)(6)	First lien senior secured revolving loan	L+4.75%	12/23/2024	398	392	384	0.67%
Lakeshirts LLC (4)(7)(8)	First lien senior secured term loan	L+4.75%	12/23/2025	1,594	1,571	1,532	2.68%
				2,390	1,957	1,901	3.32%
Trading companies and distributors
Banner Buyer, LLC (4)(11)	First lien senior secured delayed draw term loan	L+5.75%	10/31/2025	$1,048	$(8)	$(43)	(0.08)%
Banner Buyer, LLC (4)(5)	First lien senior secured revolving loan	L+5.75%	10/31/2025	370	290	277	0.48%
Banner Buyer, LLC (4)(5)	First lien senior secured term loan	L+5.75%	10/31/2025	1,410	1,387	1,341	2.35%
Empire Equipment Company, LLC (4)(11)	First lien senior secured delayed draw term loan	L+5.50%	1/17/2025	941	(18)	(32)	(0.06)%
Empire Equipment Company, LLC (4)(7)(8)	First lien senior secured revolving loan	L+5.50%	1/17/2025	439	305	298	0.52%
Empire Equipment Company, LLC (4)(7)(8)	First lien senior secured term loan	L+5.50%	1/17/2025	1,359	1,334	1,313	2.29%
Triad Technologies, LLC (4)(10)	First lien senior secured revolving loan	L+4.75%	10/31/2025	314	308	304	0.53%
Triad Technologies, LLC (4)(7)(8)	First lien senior secured term loan	L+4.75%	10/31/2025	958	940	928	1.62%
				6,839	4,538	4,386	7.66%
Total non-controlled/non-affiliated senior secured debt				$74,490	$59,387	$57,857	101.08%

Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	7/17/2025	$6	$6	$5	0.01%
Total non-controlled/non-affiliated sponsor subordinated note				$6	$6	$5	0.01%
Total non-controlled/non-affiliated investments				$74,496	$59,393	$57,862	101.09%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC(16)	Equity - 1.39% membership interest				$2,120	$1,759	3.07%
Total non-controlled/affiliated investments					$2,120	$1,759	3.07%
Total investments					$61,513	$59,621	104.15%

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
(4) The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g. prime rate), which typically resets semiannually, quarterly, or monthly at the borrower's option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan.  For each of these loans, we have provided the applicable margin over LIBOR and/or and alternate base rate based on each respective credit agreement.

(5) The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2020 was 0.99%.
(6) The interest rate on these loans is subject to 2 month LIBOR, which as of March 31, 2020 was 1.26%.
(7) The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2020 was 1.45%.
(8) The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2020 was 1.18%.
(9) The interest rate on these loans is subject to 12 month LIBOR, which as of March 31, 2020 was 1.00%.
(10) The interest rate on these loans is subject to the Prime Rate, which as of March 31, 2020 was 3.25%.
(11) Represents revolvers and delayed draw term loans where the entire balance is unfunded as of March 31, 2020.  The negative fair value is a result of the commitment being valued below par.  Refer to Note 7 for further information.

(12) Principal balance includes reserve for letter of credit of $2,834 on which the borrower pays 6.00%.
(13) Principal balance includes reserve for letter of credit of $20,286 on which the borrower pays 5.75%.
(14) Principal balance includes reserve for letter of credit of $5,159 on which the borrower pays 6.25%.
(15) Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 5.75%.
(16) As a practical expedient, the Company uses net asset value ("NAV") to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.  This represents an investment in an affiliated fund.

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
(4)
The interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g. prime rate), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020.

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

Investments at Fair Value
The Company applies Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  In accordance with ASC 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value.  The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements).  ASC 820 establishes three levels of the fair value hierarchy as follows:
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three months ended March 31, 2020, the Company amortized approximately $27,000 of financing costs, which have been included in “Interest” expense on the consolidated statement of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the three months ended March 31, 2020, the Company received approximately $21,000 of agent fees. During the three months ended March 31, 2020, approximately $18,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statement of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.  For the three months ended March 31, 2020, the Company did not accrue any U.S. federal excise tax.

The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the three months ended March 31, 2020, the Company did not accrue any U.S. federal tax expense.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through March 31, 2020.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three months ended March 31, 2020, the Company earned approximately $93,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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
Note 3.  Investments
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled affiliated investments.

Investments at fair value and amortized cost consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$59,387	$57,857	$38,096	$38,156
Sponsor subordinated note	6	5	-	-
Investment in affiliated fund	2,120	1,759	1,641	1,641
Total investments	$61,513	$59,621	$39,737	$39,797

The industry composition of investments based on fair value as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Aerospace and defense	5.1%	5.5%
Auto components	0.7%	-
Chemicals	9.2%	5.7%
Commercial services and supplies	9.1%	13.3%
Containers and packaging	9.8%	6.7%
Diversified consumer services	8.1%	6.6%
Electronic equipment, instruments and components	2.7%	3.7%
Food and staples retailing	1.4%	-
Health care providers and services	15.3%	14.4%
Health care technology	2.1%	-
Internet and direct marketing retail	2.6%	3.3%
IT services	2.9%	-
Machinery	1.5%	2.3%
Media	4.9%	7.8%
Metals and mining	2.3%	3.6%
Multisector holdings	3.0%	4.1%
Personal products	4.9%	7.0%
Software	3.8%	5.9%
Textiles, apparel and luxury goods	3.2%	3.9%
Trading companies and distributors	7.4%	6.2%
Total	100.0%	100.0%

Investments held as of March 31, 2020 and December 31, 2019 were based solely in the United States.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 4.  Fair Value of Investments
Fair Value Disclosures
The following tables present the fair value hierarchy of investments as of March 31, 2020 and December 31, 2019:

	Assets at Fair Value as of March 31, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$57,857	$57,857
Sponsor subordinated note	-	-	5	5
Total	$-	$-	$57,862	$57,862
Investments measured at net asset value(1)				1,759
Total investments, at fair value				$59,621

(1) Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

	Assets at Fair Value as of December 31, 2019
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$38,156	$38,156
Total	$-	$-	$38,156	$38,156
Investments measured at net asset value(1)				1,641
Total investments, at fair value				$39,797

(1) Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of March 31, 2020:

	Level 3 Assets at Fair Value for the Period from January 1, 2020 to March 31, 2020*
(Amounts in thousands)	Balance 1/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2020	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 3/31/2020
First lien senior secured debt	$38,156	$22,155	$(922)	$58	$-	$(1,590)	$57,857	$(1,590)
Sponsor subordinated note	-	6	-	-	-	(1)	5	(1)
Total	$38,156	$22,161	$(922)	$58	$-	$(1,591)	$57,862	$(1,591)

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

Debt Not Carried at Fair Value
The fair value of the Company’s subscription facility, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2020, approximates its carrying value.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2020 and December 31, 2019.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.
Asset Class	Fair Value as of 3/31/2020	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$55,277	Discounted cash flow	Yield	7.0%-9.5%	8.2%	Decrease
Sponsor subordinated note	5	Market comparable	Market based adjustment	20.0%		Decrease
	$55,282

Asset Class	Fair Value as of 12/31/2019	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$19,655	Discounted cash flow	Yield	7.0%-8.7%	7.7%	Decrease
	$19,655

The Company’s other Level 3 investments have been valued primarily using recent transactions.  The significant unobservable input used in the discounted cash flow is the yield.  The yield is used to discount the estimated future cash flows expected to be received from the underlying investment.  The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield.  The significant unobservable input used in the market comparable is the market based adjustment. The market based adjustment is determined based on macro-economic factors, including comparisons to the public equity markets.
Note 5.  Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  As of March 31, 2020 and December 31, 2019, the Company’s asset coverage was 873.6% and 756.9%, respectively.

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
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of March 31, 2020 and December 31, 2019, the outstanding borrowings under the Subscription Facility bear interest at all-in rates ranging from 2.45% to 3.75%, and  3.19% to 3.31%, respectively.  In addition, the Company pays an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of March 31, 2020 and December 31, 2019, the Company is in compliance in all material respects with such covenants.
Debt obligations consisted of the following as of March 31, 2020:
	As of March 31, 2020
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$7,400	$9,826	$7,400
Total debt	$50,000	$7,400	$9,826	$7,400

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
Debt obligations consisted of the following as of December 31, 2019:
	As of December 31, 2019
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$6,500	$43,500	$6,500
Total debt	$50,000	$6,500	$43,500	$6,500

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
For the three months ended March 31, 2020, the components of interest expense were as follows:
Three Months Ended
(Amounts in thousands)	March 31, 2020
Interest expense	$98
Amortization of deferred financing costs	27
Total interest expense	$125
Average interest rate	3.04%
Average daily borrowings	$9,293

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
For the three months ended March 31, 2020, the Administrator had the option to charge approximately $0.2 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for this period.
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
As of March 31, 2020 and December 31, 2019, the Company has approximately $0.6 million and $0.4 million, respectively, payable to Angelo Gordon for organizational, offering, and operating costs, which is

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

included in "Due to affiliate", "Organizational costs payable to affiliate" and "Accrued expenses and other liabilities payable to affiliate" on the consolidated statement of assets and liabilities.
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
For the three months ended March 31, 2020, base management fees payable by the Company to the Advisor were approximately $74,000.  As of December 31, 2019, base management fees payable by the Company to the Advisor were approximately $45,000.
Pursuant to the Investment Management Agreement, the Advisor is entitled to an incentive fee (“Incentive Fee”), which consists of two components; an incentive fee based on income and an incentive fee based on capital gains.
The first part, the income incentive fee, is calculated and payable quarterly in arrears and equals (a) 100% of the excess of the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.00% per quarter (4% annualized) (the “Hurdle”), until the Advisor has received a “catch-up” equal to 16.75% of the pre-incentive fee net investment income for the current quarter; and (b) 16.75% of all remaining pre-incentive fee net investment income above the “catch-up.”
The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Management Agreement), and equals 16.75% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).
As of March 31, 2020, the Company accrued approximately $39,000 of income incentive fees payable to the Advisor.  As of December 31, 2019, there was no income incentive fee or capital gains incentive fee payable to the Advisor.
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
Pursuant to such exemptive relief, the Company is generally permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs, through December 31, 2020, the Company may, subject to the satisfaction of certain conditions, co-invest in its existing portfolio companies with certain other funds managed by the Advisor or its affiliates and covered by the Company's exemptive relief, even if such other funds have not previously invested in such existing portfolio company. Without this order, affiliated funds would not be able to participate in such co-investments with the Company unless the affiliated funds had previously acquired securities of the portfolio company in a co-investment transaction with the Company. In certain situations where co-investment with one or more funds managed by Angelo Gordon is not permitted or appropriate, Angelo Gordon will need to decide which funds will proceed with the investment.  Angelo Gordon will make these determinations based on its policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Investment in Affiliated Fund
Fair value as of March 31, 2020 along with transactions during the three months ended March 31, 2020 of the Company’s investments in affiliates were as follows:

(Amounts in thousands)	Fair Value as of January 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,641	$479	$-	$-	$(361)	$1,759	$-
Total non-controlled/affiliated investments	$1,641	$479	$-	$-	$(361)	$1,759	$-

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of March 31, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2020	December 31, 2019
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
Advanced Lighting Acquisition, LLC	$129	$324
Affinitiv, Inc.	323	372
ALM Media, LLC	776	689
ASP Global Acquisition, LLC	320	-
Banner Buyer, LLC	1,122	1,295
BRTS Holdings, LLC	229	494
Copperweld Group, Inc.	294	294
Cosmetic Solutions, LLC	476	710
DealerOn Inc.	-	282
Empire Equipment Company, LLC	1,066	-
Engelman Baking Co., LLC	83	-
G2O Technologies, LLC	124	-
Groundworks Operations, LLC	955	-
Industrial Dynamics Company, Ltd.	235	235
Innovative FlexPak, LLC	94	-
Jansy Packaging, LLC	441	368
Lakeshirts LLC	398	796
Legility, LLC	41	-
Mattco Forge, Inc.	506	506
Nimlok Company, LLC	320	320
NSG Buyer, Inc.	294	294
Peak Investment Holdings, LLC	485	809
Revolution Plastics Buyer, LLC	704	704
SCP Eye Care Services, LLC	2,303	2,772
Silver Falls MSO, LLC	704	903
Spear Education, LLC	474	-
Triad Technologies, LLC	-	282
Vanguard Packaging, LLC	71	535
Varsity DuvaSawko Operating Corp.	971	1,295
Total unfunded portfolio company commitments	$13,938	$14,279

As of March 31, 2020 and December 31, 2019, approximately $39,000 and $12,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
Investor Commitments
As of March 31, 2020 and December 31, 2019, the Company had $216.0 million in total capital commitments from investors ($156.6 million and $172.8 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of March 31, 2020, management was not aware of any material pending or threatened litigation.
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
During the three months ended March 31, 2020, the Advisor delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
Total		810,000	$16.20

Note 9.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2020:
(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2020
Increase (decrease) in net assets resulting from operations	$(1,656)
Weighted average shares of common stock outstanding - basic and diluted	2,320,220
Earnings (loss) per common share - basic and diluted	$(0.71)
Note 10.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. For the three months ended March 31, 2020, permanent differences were approximately $170,000, consisting of nondeductible offering costs.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding during the three months ended March 31, 2020:
(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2020
Per share data:
Net asset value, beginning of period	$19.77
Net investment income (loss)(1)	0.13
Net unrealized gain (loss) on investments(1)	(0.84)
Total from operations	(0.71)
Impact of issuance of common stock	0.22
Total increase (decrease) in net assets	(0.50)
Net asset value, end of period	$19.27
Shares outstanding, end of period	2,970,000
Total return(2)	(2.5)%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	2.2%
Ratio of net expenses to average net assets(3)(4)(6)	1.8%
Ratio of net investment income (loss) to average net assets(3)(4)	0.7%
Net assets, end of period	$57,245
Weighted-average shares outstanding	2,320,220
Total capital commitments, end of period	$216,000
Ratio of total contributed capital to total committed capital, end of period	27.5%
Portfolio turnover rate(7)	1.9%
Asset coverage ratio(8)	873.6%

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the NAV at the beginning of the period.
(3)	Not annualized.
(4)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(5)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Administrator.
(6)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator.
(7)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

Note 12.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q, or this "report," we refer to AG Twin Brook BDC, Inc. as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment adviser, AG Twin Brook Manager, LLC, as our "Advisor," and we refer to the direct parent company of our Advisor, Angelo, Gordon & Co., L.P., as "Angelo Gordon."

Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. We describe risks and uncertainties that could cause actual results and events to differ materially in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Risk Factors.” Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.  Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of March 31, 2020, we had $216 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2020, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of March 31, 2020.

From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.

Leverage
We have obtained a subscription facility to meet our capital needs.  We may borrow money from time to time within the levels permitted by the 1940 Act.

Impact of COVID-19
In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease ("COVID-19") emerged in China and spread rapidly across the world, including to the U.S. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The extent to which the COVID-19 pandemic will adversely impact our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of this outbreak, and any future outbreaks.

It is clear that these types of events are negatively impacting and will, for at least some time, continue to negatively impact our business and portfolio companies and in many instances the impact will be profound. For example, smaller and middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. With respect to loans to such companies, we will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of loans we hold decrease as a result of such events and the uncertainty they cause. Such emerging events, to the extent experienced, will cause us to suffer a loss on its investment or interest thereon. We will also be negatively affected if the operations and effectiveness of our Adviser or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to regular business operations.

With respect to our investments, we are taking incremental steps in actively overseeing all of our individual portfolio companies. These measures include, among other things, frequent communication with our portfolio company management teams and related private equity sponsors to understand the expected financial performance impact of the COVID-19 pandemic.
The effects of the COVID-19 pandemic on economic and market conditions have increased the  demands to provide capital to our existing portfolio companies. During the month of March 2020, we received unprecedented draw requests on revolving credit facilities we provided to our portfolio companies as many of them sought to husband excess cash as a defensive measure in these uncertain times. All of those draws were met in a timely fashion and we maintain adequate cash, capital commitments and additional borrowing capacity in reserve to meet any further such draw requests.
We experienced a reduction in our net asset value per share as of March 31, 2020 as compared to our net asset value per share as of December 31, 2019. The decrease is primarily the result of the impact of the COVID-19 pandemic. During the three months ended March 31, 2020, we had significant net losses driven by unrealized depreciation across the fair value of the our investments due to spread widening.
It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on our business, the Advisor and portfolio companies. The potential impacts of this outbreak, or any future outbreaks, while uncertain, could materially adversely affect our and our portfolio companies' operating results.

Portfolio and Investment Activity
As of March 31, 2020, based on fair value, our portfolio consisted of 97.04% first lien senior secured debt investments, a 0.01% sponsor subordinated note investment, and a 2.95% investment in an affiliated fund.

As of March 31, 2020, we had investments in thirty-three portfolio companies with an aggregate fair value of $59.6 million.  As of December 31, 2019, we had investments in twenty-one portfolio companies with an aggregate fair value of $39.8 million.

Our investment activity for the three months ended March 31, 2020 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended March 31, 2020
Principal amount of investments committed:
First lien senior secured debt investments	$21,945
Sponsor subordinated note	6
Investment in affiliated fund	479
Total principal amount of investments committed	$22,430
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(666)
Sponsor subordinated note	-
Investment in affiliated fund	-
Total principal amount of investments sold or repaid	$(666)
New debt investments:
New commitments	$21,945
Number of new commitments in new portfolio companies(1)	12
Average new commitment amount	$1,829
Weighted average term for new commitments (in years)	5.1
Percentage of new commitments at floating rates	100.0%
Percentage of new commitments at fixed rates	0.0%

(1) Number of new debt investment commitments represent commitments to a particular portfolio company.

As of March 31, 2020 and December 31, 2019, our investments consisted of the following:

	March 31, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$59,387	$57,857	$38,096	$38,156
Sponsor subordinated note	6	5	-	-
Investment in affiliated fund	2,120	1,759	1,641	1,641
Total investments	$61,513	$59,621	$39,737	$39,797

The table below describes investments by industry composition based on fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Aerospace and defense	5.1%	5.5%
Auto components	0.7%	-
Chemicals	9.2%	5.7%
Commercial services and supplies	9.1%	13.3%
Containers and packaging	9.8%	6.7%
Diversified consumer services	8.1%	6.6%
Electronic equipment, instruments and components	2.7%	3.7%
Food and staples retailing	1.4%	-
Health care providers and services	15.3%	14.4%
Health care technology	2.1%	-
Internet and direct marketing retail	2.6%	3.3%
IT services	2.9%	-
Machinery	1.5%	2.3%
Media	4.9%	7.8%
Metals and mining	2.3%	3.6%
Multisector holdings	3.0%	4.1%
Personal products	4.9%	7.0%
Software	3.8%	5.9%
Textiles, apparel and luxury goods	3.2%	3.9%
Trading companies and distributors	7.4%	6.2%
Total	100.0%	100.0%

Investments held as of March 31, 2020 and December 31, 2019 were based solely in the United States.

The weighted average yields and interest rates of our funded debt investments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Weighted average yield of funded debt investments at cost	7.5%	7.9%
Weighted average yield of funded debt investments at fair value	8.2%	7.9%
Weighted average interest rate of funded debt investments(1)	6.9%	7.4%
Weighted average spread over LIBOR of all floating rate funded debt investments	5.6%	5.6%

(1) Calculated using actual interest rates in effect as of March 31, 2020 and December 31, 2019 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$-	-	$-	-
B	57,857	100.0%	38,156	100.0%
C	-	-	-	-
D	-	-	-	-
E	-	-	-	-
F	-	-	-	-
Total	$57,857	100.0%	$38,156	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$59,387	100.0%	$38,096	100.0%
Non-accrual	-	-	-	-
Total	$59,387	100.0%	$38,096	100.0%

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

Results of Operations
The following table represents the operating results for the three months ended March 31, 2020:

(Amounts in thousands)	Three Months Ended March 31, 2020
Total investment income	$1,114
Less: expenses	(818)
Net investment income (loss)	$296
Net change in unrealized gain (loss)	(1,952)
Net increase (decrease) in net assets resulting from operations	$(1,656)

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

Investment Income
Investment income for the three months ended March 31, 2020 were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2020
Interest income	$1,003
Other income	111
Total investment income	$1,114

Expenses
Expenses for the three months ended March 31, 2020 were as follows:

Three Months Ended
(Amounts in thousands)	March 31, 2020
Offering costs	$170
Interest	125
Insurance fees	121
Administrative fees	164
Professional fees	101
Accounting fees	93
Management fees	74
Other	50
Directors' fees	45
Income incentive fees	39
Total gross expenses	$982
Less waivers:
Administrative fees waived	(164)
Total net expenses	$818

Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Advisor, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Advisor may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Advisor for any services performed for us by such affiliate or third party. For the three months ended March 31, 2020, the Administrator had the option to charge approximately $0.2 million for certain costs and expenses allocable to us under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for this period.

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

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three months ended March 31, 2020, we did not accrue any U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended March 31, 2020, we did not accrue any U.S. federal tax expense.

Net Change in Unrealized Gains (Losses) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2020, net unrealized gains (losses) on our investment portfolio were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2020
Net change in unrealized gain (loss) on investments	$(1,952)
Net change in unrealized gain (loss) on investments	$(1,952)

Net Realized Gains (Losses) on Investments
The realized gains and losses on fully and partially exited portfolio companies during the three months ended March 31, 2020 were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2020
Net realized gain (loss) on investments	$-
Net realized gain (loss) on investments	$-

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

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of March 31, 2020 and December 31, 2019, our asset coverage ratio was 873.6% and 756.9%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2020, taken together with our uncalled capital commitments of $156.6 million and available debt capacity of $9.8 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of March 31, 2020, we had $5.1 million in cash.  During three months ended March 31, 2020, we used $21.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $22.7 million, partially offset by sales of portfolio investments of $1.0 million, and other operating activities of $0.6 million.  Cash provided by financing activities was $17.1 million during the period, which was primarily the result of proceeds from the issuance of shares and proceeds from net borrowings on our credit facility.

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

During the three months ended March 31, 2020, our Advisor delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
Total		810,000	$16.20

Debt
Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  As of March 31, 2020 and December 31, 2019, the Company’s asset coverage was 873.6% and 756.9%, respectively.

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

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of March 31, 2020 and December 31, 2019, the outstanding borrowings under the Subscription Facility bear interest at all-in rates ranging from 2.45% to 3.75%, and  3.19% to 3.31%, respectively.  In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of March 31, 2020, we are in compliance with such covenants.

Debt obligations consisted of the following as of March 31, 2020 and December 31, 2019:
	As of March 31, 2020
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$7,400	$9,826	$7,400
Total debt	$50,000	$7,400	$9,826	$7,400

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
	As of December 31, 2019
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$6,500	$43,500	$6,500
Total debt	$50,000	$6,500	$43,500	$6,500

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
For the three months ended March 31, 2020, the components of interest expense were as follows:
(Amounts in thousands)	Three Months Ended March 31, 2020
Interest expense	$98
Amortization of deferred financing costs	27
Total interest expense	$125
Average interest rate	3.04%
Average daily borrowings	$9,293
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

As of March 31, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2020	December 31, 2019
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
Advanced Lighting Acquisition, LLC	$129	$324
Affinitiv, Inc.	323	372
ALM Media, LLC	776	689
ASP Global Acquisition, LLC	320	-
Banner Buyer, LLC	1,122	1,295

Portfolio Company	March 31, 2020	December 31, 2019
First lien senior secured debt (continued)	(Amounts in thousands)	(Amounts in thousands)
BRTS Holdings, LLC	$229	$494
Copperweld Group, Inc.	294	294
Cosmetic Solutions, LLC	476	710
DealerOn Inc.	-	282
Empire Equipment Company, LLC	1,066	-
Engelman Baking Co., LLC	83	-
G2O Technologies, LLC	124	-
Groundworks Operations, LLC	955	-
Industrial Dynamics Company, Ltd.	235	235
Innovative FlexPak, LLC	94	-
Jansy Packaging, LLC	441	368
Lakeshirts LLC	398	796
Legility, LLC	41	-
Mattco Forge, Inc.	506	506
Nimlok Company, LLC	320	320
NSG Buyer, Inc.	294	294
Peak Investment Holdings, LLC	485	809
Revolution Plastics Buyer, LLC	704	704
SCP Eye Care Services, LLC	2,303	2,772
Silver Falls MSO, LLC	704	903
Spear Education, LLC	474	-
Triad Technologies, LLC	-	282
Vanguard Packaging, LLC	71	535
Varsity DuvaSawko Operating Corp.	971	1,295
Total unfunded portfolio company commitments	$13,938	$14,279

As of March 31, 2020 and December 31, 2019, approximately $39,000 and $12,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.

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

Investor Commitments
As of March 31, 2020 and December 31, 2019, the Company had $216.0 million in total capital commitments from investors ($156.6 million and $172.8 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.

Contractual Obligations
A summary of our contractual payment obligations under our subscription facility as of March 31, 2020 is as follows:

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Subscription facility	$7.4	$-	$7.4	$-	$-
Total contractual obligations	$7.4	$-	$7.4	$-	$-

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
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020, and elsewhere in our filings with the SEC. There have been no significant changes in our critical accounting policies and practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.

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

As of March 31, 2020, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$1.2	$0.1	$1.1
Up 100 basis points	$0.6	$0.1	$0.5
Down 100 basis points	$(0.3)	$(0.1)	$(0.2)
Down 200 basis points	$(0.3)	$(0.1)	$(0.2)

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

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2020, other than as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 has caused, and for an unknown period of time, will continue to cause, disruptions in global debt and equity markets and economies in regions in which we operate.
In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the U.S. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby.  With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i)  government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit and other financing instruments; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these  markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and the returns to us, among other things. As of the date of this Quarterly Report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on our business, the Advisor and portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could materially adversely affect our and our portfolio companies’ operating results.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact our business, our portfolio companies and our investments, it is clear that these types of events are negatively impacting and will, for at least some time, continue to negatively impact us and our portfolio companies and in many instances the impact will be profound.  Many of the middle market companies in which we may invest are being significantly negatively impacted by these emerging events and the uncertainty caused by these events.  With respect to loans to such companies, our business will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of our loans decrease as a result of such events and the uncertainty they cause. Such emerging events, to the extent experienced, will cause us to suffer a loss on our investments or interest thereon. We will also be negatively affected if the operations and effectiveness of the Advisor or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to regular business operations. For more information regarding the impact of current events and market conditions on our business and our portfolio companies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Uncertainty can result in, or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.  Any or all of these items could materially adversely affect our and our portfolio companies' operating results.

We currently are operating in a period of capital markets disruption, significant volatility and economic uncertainty.
The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets is resulting in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by us and affecting the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While our investments are not publicly traded, as part of our valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect our investment valuations.

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
____________ * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AG TWIN BROOK BDC, INC.

May 13, 2020	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

May 13, 2020	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)