Form 10-Q
period 2020-06-30
AG Twin Brook BDC, Inc.
filed 2020-08-13
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of  August 13, 2020, the registrant had 3,402,000 shares of common stock, $0.001 par value per share, outstanding.

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
 (Amounts in thousands, except share and per share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets

Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $60,409	$59,016	$38,156
and $38,096, respectively)
Non-controlled/affiliated investments at fair value (amortized cost of $2,247	1,957	1,641
and $1,641, respectively)
Cash	5,271	9,008
Prepaid expenses	411	158
Interest receivable	212	99
Deferred financing costs	211	265
Due from affiliate	71	23
Deferred offering costs	56	389
Total assets	$67,205	$49,739
Liabilities
Subscription facility	$-	$6,500
Accrued expenses and other liabilities payable to affiliate	459	348
Management fees payable	91	45
Income incentive fees payable	37	-
Deferred income	28	42
Due to affiliate	28	44
Interest payable	23	33
Organizational costs payable to affiliate	21	26
Total liabilities	687	7,038
Commitments and contingencies (Note 7)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized;	$3	$2
3,402,000 and 2,160,000 shares issued and outstanding, respectively
Additional paid-in-capital	67,410	42,914
Total distributable earnings (loss)	(895)	(215)
Total net assets	66,518	42,701
Total liabilities and net assets	$67,205	$49,739
Net asset value per share	$19.55	$19.77

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2020	2020
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$1,195	$2,198
Other	20	131
Total investment income from non-controlled, non-affiliated investments:	1,215	2,329
Total investment income	1,215	2,329
Expenses
Offering costs	$166	$336
Administrative fees(1)	109	273
Insurance fees	122	243
Accounting fees	132	225
Interest	91	216
Professional fees	70	171
Management fees	91	165
Directors' fees	45	90
Income incentive fees	37	76
Other	41	91
Total gross expenses	904	1,886
Less waivers:
Administrative fees waived(1)	(109)	(273)
Total net expenses	795	1,613
Net investment income (loss)	420	716
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) from non-controlled, non-affiliated investments	$4	$4
Net change in unrealized gain (loss) on investments:
Non-controlled, non-affiliated investments	138	(1,453)
Non-controlled, affiliated investments	71	(290)
Total net realized and unrealized gain (loss) on investments	213	(1,739)
Net increase (decrease) in net assets resulting from operations	$633	$(1,023)
Net investment income (loss) per share - basic and diluted	$0.14	$0.27
Earnings (loss) per share - basic and diluted	$0.21	$(0.39)
Weighted average shares outstanding - basic and diluted	2,993,736	2,656,978

(1) Refer to Note 6 - Agreements and Related Party Transactons

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
 (Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2020	2020
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$420	$716
Net realized and unrealized gain (loss) on investments	213	(1,739)
Net increase (decrease) in net assets resulting from operations	633	(1,023)
Capital share transactions
Issuance of common shares	8,640	24,840
Net increase in net assets resulting from capital share transactions	8,640	24,840
Total increase in net assets	9,273	23,817
Net assets, at beginning of period	57,245	42,701
Net assets, at end of period	$66,518	$66,518

Capital share activity
Shares sold	432,000	1,242,000
Net increase in shares outstanding	432,000	1,242,000

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
 (Unaudited)

Six Months
Ended
June 30,
2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,023)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss	(4)
Net change in unrealized (appreciation) depreciation	1,743
Net accretion on debt instruments	(120)
Net paydown gain on debt instruments	(15)
Purchases and drawdowns of investments	(30,673)
Proceeds from sales and paydowns of investments	7,893
Amortization of deferred financing costs	54
Amortization of offering costs	336
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(253)
(Increase) decrease in interest receivable	(113)
(Increase) decrease in due from affiliate	(48)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	111
Increase (decrease) in management fees payable	46
Increase (decrease) in income incentive fees payable	37
Increase (decrease) in deferred income	(14)
Increase (decrease) in due to affiliate	(16)
Increase (decrease) in interest payable	(10)
Increase (decrease) in organizational costs payable to affiliate	(5)
Net cash used in operating activities	(22,074)
Cash flows from financing activities
Proceeds from issuance of common shares	24,840
Borrowings on subscription facility	18,800
Payments on subscription facility	(25,300)
Payments for deferred offering costs	(3)
Net cash provided by financing activities	18,337
Net change in cash	(3,737)
Cash
Cash, beginning of period	9,008
Cash, end of period	$5,271

Supplemental and non-cash information
Cash paid during the period for interest	$172

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2020
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (4)
Aerospace and defense
Mattco Forge, Inc. (11)	First lien senior secured revolving loan	L+5.75%	12/6/2024	$506	$(9)	$(21)	(0.03)%
Mattco Forge, Inc. (8)	First lien senior secured term loan	L+5.75%	12/6/2024	2,224	2,184	2,133	3.20%
				2,730	2,175	2,112	3.17%
Auto components
Continental Battery Company. (5)	First lien senior secured term loan	L+5.50%	12/14/2022	$440	$433	$433	0.66%
				440	433	433	0.66%
Chemicals
AM Buyer, LLC (11)	First lien senior secured revolving loan	L+6.75%	5/1/2025	$69	$(1)	$(1)	(0.00)%
AM Buyer, LLC (7)	First lien senior secured term loan	L+6.75%	5/1/2025	325	318	318	0.48%
G2O Technologies, LLC (7)	First lien senior secured revolving loan	L+6.50%	3/31/2025	207	37	38	0.06%
G2O Technologies, LLC (7)	First lien senior secured term loan	L+6.50%	3/31/2025	1,157	1,135	1,137	1.71%
Revolution Plastics Buyer, LLC (11)	First lien senior secured revolving loan	L+5.00%	8/15/2025	704	(12)	(23)	(0.04)%
Revolution Plastics Buyer, LLC (5)	First lien senior secured term loan	L+5.00%	8/15/2025	2,289	2,249	2,212	3.33%
Teel Plastics, LLC (5)	First lien senior secured revolving loan	L+5.00%	1/24/2025	324	318	313	0.47%
Teel Plastics, LLC (5)	First lien senior secured term loan	L+5.00%	1/24/2025	1,870	1,836	1,812	2.72%
				6,945	5,880	5,806	8.73%
Commercial services and supplies
BRTS Holdings, LLC (7)	First lien senior secured delayed draw term loan	L+5.75%	9/6/2022	$176	$127	$125	0.19%
BRTS Holdings, LLC (7)(13)	First lien senior secured revolving loan	L+5.75%	9/6/2022	588	400	394	0.59%
BRTS Holdings, LLC (7)	First lien senior secured term loan	L+5.75%	9/6/2022	3,141	3,116	3,079	4.63%
Nimlok Company, LLC (11)(15)	First lien senior secured revolving loan	L+5.75%	11/27/2025	320	(4)	(21)	(0.03)%
Nimlok Company, LLC (7)	First lien senior secured term loan	L+5.75%	11/27/2025	1,937	1,910	1,792	2.69%
				6,162	5,549	5,369	8.07%
Containers and packaging
Innovative FlexPak, LLC (11)	First lien senior secured revolving loan	L+6.75%	1/23/2025	$627	$(11)	$(25)	(0.04)%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	L+6.75%	1/23/2025	2,437	2,392	2,345	3.53%
Jansy Packaging, LLC. (5)	First lien senior secured revolving loan	L+4.75%	9/30/2022	706	258	223	0.34%
Jansy Packaging, LLC. (5)	First lien senior secured term loan	L+4.75%	9/30/2022	1,107	1,097	1,042	1.57%
Vanguard Packaging, LLC (8)	First lien senior secured revolving loan	L+5.25%	8/9/2024	535	83	78	0.12%
Vanguard Packaging, LLC (7)(8)	First lien senior secured term loan	L+5.25%	8/9/2024	1,231	1,215	1,205	1.80%
				6,643	5,034	4,868	7.32%
Diversified consumer services
Groundworks Operations, LLC (7)	First lien senior secured delayed draw term loan	L+5.50%	1/17/2026	$955	$944	$936	1.41%
Groundworks Operations, LLC (7)(8)	First lien senior secured revolving loan	L+5.50%	1/17/2026	345	65	62	0.09%
Groundworks Operations, LLC (7)	First lien senior secured term loan	L+5.50%	1/17/2026	2,087	2,062	2,046	3.08%
Kalkomey Enterprises, LLC (7)	First lien senior secured revolving loan	L+6.75%	4/24/2025	77	6	6	0.01%
Kalkomey Enterprises, LLC (7)	First lien senior secured term loan	L+6.75%	4/24/2026	842	821	825	1.24%
NSG Buyer, Inc. (11)	First lien senior secured revolving loan	L+5.75%	9/30/2024	294	(2)	(7)	(0.01)%
NSG Buyer, Inc. (5)	First lien senior secured term loan	L+5.75%	9/30/2025	2,519	2,497	2,450	3.68%
				7,119	6,393	6,318	9.50%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (5)	First lien senior secured revolving loan	L+5.50%	11/22/2025	$324	$189	$183	0.28%
Advanced Lighting Acquisition, LLC (5)	First lien senior secured term loan	L+5.50%	11/22/2025	1,450	1,427	1,400	2.10%
				1,774	1,616	1,583	2.38%
Food and staples retailing
Engelman Baking Co., LLC (5)	First lien senior secured revolving loan	L+5.75%	2/28/2025	$207	$7	$(2)	(0.00)%
Engelman Baking Co., LLC (5)	First lien senior secured term loan	L+5.75%	2/28/2025	731	718	689	1.03%
				938	725	687	1.03%
Health care equipment and supplies
Reliable Medical Supply LLC (11)	First lien senior secured revolving loan	L+6.00%	4/8/2025	$138	$(3)	$(2)	(0.00)%
Reliable Medical Supply LLC (8)	First lien senior secured term loan	L+6.00%	4/8/2025	625	613	614	0.92%
				763	610	612	0.92%
Health care providers and services
ASP Global Acquisition, LLC (7)	First lien senior secured delayed draw term loan	L+5.75%	1/21/2025	$742	$680	$678	1.02%
ASP Global Acquisition, LLC (5)(12)	First lien senior secured revolving loan	L+5.75%	1/21/2025	485	205	203	0.30%
ASP Global Acquisition, LLC (7)	First lien senior secured term loan	L+5.75%	1/21/2025	1,641	1,609	1,607	2.42%
Peak Investment Holdings, LLC (11)	First lien senior secured delayed draw term loan	L+6.50%	12/6/2024	485	(9)	(18)	(0.03)%
Peak Investment Holdings, LLC (5)	First lien senior secured revolving loan	L+6.50%	12/6/2024	324	318	311	0.47%
Peak Investment Holdings, LLC (7)(8)	First lien senior secured term loan	L+6.50%	12/6/2024	425	418	410	0.62%
SAMGI Buyer, Inc. (11)	First lien senior secured revolving loan	L+6.50%	4/14/2025	138	(3)	(3)	(0.00)%
SAMGI Buyer, Inc. (7)	First lien senior secured term loan	L+6.50%	4/14/2025	542	528	528	0.79%
SCP Eye Care Services, LLC (7)(8)	First lien senior secured delayed draw term loan	L+5.50%	9/11/2021	2,923	1,290	1,260	1.89%
SCP Eye Care Services, LLC (11)	First lien senior secured revolving loan	L+5.50%	9/11/2021	469	(3)	(8)	(0.01)%
SCP Eye Care Services, LLC (8)	First lien senior secured term loan	L+5.50%	9/11/2021	2,149	2,135	2,114	3.18%
Silver Falls MSO, LLC (11)	First lien senior secured delayed draw term loan	L+5.50%	8/30/2024	704	(12)	(37)	(0.06)%
Silver Falls MSO, LLC (8)	First lien senior secured revolving loan	L+5.50%	8/30/2024	235	231	222	0.33%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L+5.50%	8/30/2024	1,324	1,301	1,255	1.89%
Varsity DuvaSawko Operating Corp. (11)	First lien senior secured delayed draw term loan	L+5.75%	11/27/2024	971	(17)	(29)	(0.04)%
Varsity DuvaSawko Operating Corp. (7)	First lien senior secured revolving loan	L+5.75%	11/27/2024	324	318	314	0.47%
Varsity DuvaSawko Operating Corp. (8)	First lien senior secured term loan	L+5.75%	11/27/2024	1,293	1,269	1,254	1.89%
				15,174	10,258	10,061	15.13%
Health care technology
Spear Education, LLC (11)	First lien senior secured delayed draw term loan	L+5.00%	2/26/2025	$474	$(4)	$(14)	(0.02)%
Spear Education, LLC (7)	First lien senior secured revolving loan	L+5.00%	2/26/2025	414	410	401	0.60%
Spear Education, LLC (7)(8)	First lien senior secured term loan	L+5.00%	2/26/2025	875	867	848	1.28%
				1,763	1,273	1,235	1.86%
Internet and direct marketing retail
DealerOn Inc. (7)(8)	First lien senior secured revolving loan	L+5.75%	11/19/2024	$314	$308	$304	0.46%
DealerOn Inc. (7)	First lien senior secured term loan	L+5.75%	11/19/2024	1,317	1,293	1,278	1.92%
				1,631	1,601	1,582	2.38%
IT services
Data Source Intermediate Holdings, LLC (8)	First lien senior secured revolving loan	L+5.50%	2/11/2025	$123	$121	$118	0.18%
Data Source Intermediate Holdings, LLC (8)	First lien senior secured term loan	L+5.50%	2/11/2025	836	821	806	1.21%
Legility, LLC (5)(10)	First lien senior secured revolving loan	L+6.00%	12/17/2024	123	121	119	0.18%
Legility, LLC (5)(7)(9)	First lien senior secured term loan	L+6.00%	12/17/2025	730	716	706	1.06%
				1,812	1,779	1,749	2.63%
Machinery
Industrial Dynamics Company, Ltd. (8)(14)	First lien senior secured revolving loan	L+7.00%	8/20/2024	$235	$43	$34	0.05%
Industrial Dynamics Company, Ltd. (7)	First lien senior secured term loan	L+7.00%	8/20/2024	941	925	889	1.34%
				1,176	968	923	1.39%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2020
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (4) - Continued
Media
ALM Media, LLC (5)(16)	First lien senior secured revolving loan	L+6.50%	11/25/2024	$971	$371	$359	0.54%
ALM Media, LLC (7)	First lien senior secured term loan	L+6.50%	11/25/2024	2,834	2,783	2,749	4.13%
				3,805	3,154	3,108	4.67%
Metals and mining
Copperweld Group, Inc. (11)(6)	First lien senior secured revolving loan	L+6.00%	9/27/2024	$294	$(5)	$(11)	(0.02)%
Copperweld Group, Inc. (5)	First lien senior secured term loan	L+6.00%	9/27/2024	1,448	1,422	1,395	2.09%
				1,742	1,417	1,384	2.07%
Personal products
Cosmetic Solutions, LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	10/17/2025	$366	$(6)	$(13)	(0.02)%
Cosmetic Solutions, LLC (11)(6)	First lien senior secured revolving loan	L+5.75%	10/17/2025	344	(6)	(13)	(0.02)%
Cosmetic Solutions, LLC (8)	First lien senior secured term loan	L+5.75%	10/17/2025	2,858	2,806	2,755	4.14%
				3,568	2,794	2,729	4.10%
Software
Affinitiv, Inc. (7)	First lien senior secured revolving loan	L+5.25%	8/26/2024	$372	$119	$105	0.15%
Affinitiv, Inc. (7)	First lien senior secured term loan	L+5.25%	8/26/2024	2,357	2,326	2,234	3.36%
				2,729	2,445	2,339	3.51%
Textiles, apparel and luxury goods
Lakeshirts LLC (11)	First lien senior secured delayed draw term loan	L+4.75%	12/23/2025	$398	$(5)	$(12)	(0.02)%
Lakeshirts LLC (7)	First lien senior secured revolving loan	L+4.75%	12/23/2024	398	393	387	0.58%
Lakeshirts LLC (8)	First lien senior secured term loan	L+4.75%	12/23/2025	1,590	1,568	1,542	2.32%
				2,386	1,956	1,917	2.88%
Trading companies and distributors
Banner Buyer, LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	10/31/2025	$1,048	$(8)	$(31)	(0.05)%
Banner Buyer, LLC (7)	First lien senior secured revolving loan	L+5.75%	10/31/2025	370	290	282	0.43%
Banner Buyer, LLC (5)(9)	First lien senior secured term loan	L+5.75%	10/31/2025	1,407	1,383	1,354	2.04%
Empire Equipment Company, LLC (11)	First lien senior secured delayed draw term loan	L+5.50%	1/17/2025	941	(17)	(45)	(0.07)%
Empire Equipment Company, LLC (7)(8)	First lien senior secured revolving loan	L+5.50%	1/17/2025	439	306	292	0.44%
Empire Equipment Company, LLC (8)	First lien senior secured term loan	L+5.50%	1/17/2025	1,356	1,331	1,291	1.94%
Triad Technologies, LLC (7)	First lien senior secured revolving loan	L+4.75%	10/31/2025	314	120	118	0.18%
Triad Technologies, LLC (8)	First lien senior secured term loan	L+4.75%	10/31/2025	955	938	934	1.40%
				6,830	4,343	4,195	6.31%
Total non-controlled/non-affiliated senior secured debt				$76,130	$60,403	$59,010	88.71%

Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	7/17/2025	$6	$6	$6	0.01%
Total non-controlled/non-affiliated sponsor subordinated note				$6	$6	$6	0.01%
Total non-controlled/non-affiliated investments				$76,136	$60,409	$59,016	88.72%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (17)	Equity - 1.36% membership interest				$2,247	$1,957	2.94%
Total non-controlled/affiliated investments					$2,247	$1,957	2.94%
Total investments					$62,656	$60,973	91.66%

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
(4) Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g. prime rate), which typically resets semiannually, quarterly, or monthly at the borrower's option. The applicable base rate may be subject to a floor.  The borrower may also elect to have multiple interest reset periods for each loan.  For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.

(5) The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2020 was 0.16%.
(6) The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2020 was 0.23%.
(7) The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2020 was 0.30%.
(8) The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2020 was 0.37%.
(9) The interest rate on these loans is subject to 12 month LIBOR, which as of June 30, 2020 was 0.55%.
(10) The interest rate on these loans is subject to the Prime Rate, which as of June 30, 2020 was 3.25%.
(11) Represents revolvers and delayed draw term loans where the entire balance is unfunded as of June 30, 2020.  The negative fair value is a result of the commitment being valued below par.  Refer to Note 7 for further information.

(12) Principal balance includes reserve for letter of credit of $2,834 on which the borrower pays 5.75%.
(13) Principal balance includes reserve for letter of credit of $20,286 on which the borrower pays 5.75%.
(14) Principal balance includes reserve for letter of credit of $5,159 on which the borrower pays 7.00%.
(15) Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 5.75%.
(16) Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(17) As a practical expedient, the Company uses net asset value ("NAV") to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.  This represents an investment in an affiliated fund.

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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three and six months ended June 30, 2020, the Company amortized approximately $27,000 and $54,000 of financing costs, respectively, which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the three and six months ended June 30, 2020, the Company received approximately $3,000 and $24,000 of agent fees, respectively. During the three and six months ended June 30, 2020, approximately $20,000 and $38,000 of agent fees, respectively, have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.  For the six months ended June 30, 2020, the Company did not accrue any U.S. federal excise tax.

The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the six months ended June 30, 2020, the Company did not accrue any U.S. federal tax expense.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through June 30, 2020.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and six months ended June 30, 2020, the Company earned approximately $0 and $93,000, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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

Investments at fair value and amortized cost consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$60,403	$59,010	$38,096	$38,156
Sponsor subordinated note	6	6	-	-
Investment in affiliated fund	2,247	1,957	1,641	1,641
Total investments	$62,656	$60,973	$39,737	$39,797

The industry composition of investments based on fair value as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Aerospace and defense	3.5%	5.5%
Auto components	0.7%	-
Chemicals	9.5%	5.7%
Commercial services and supplies	8.8%	13.3%
Containers and packaging	8.0%	6.7%
Diversified consumer services	10.4%	6.6%
Electronic equipment, instruments and components	2.6%	3.7%
Food and staples retailing	1.1%	-
Health care equipment and supplies	1.0%	-
Health care providers and services	16.5%	14.4%
Health care technology	2.0%	-
Internet and direct marketing retail	2.6%	3.3%
IT services	2.9%	-
Machinery	1.5%	2.3%
Media	5.1%	7.8%
Metals and mining	2.3%	3.6%
Multisector holdings	3.2%	4.1%
Personal products	4.5%	7.0%
Software	3.8%	5.9%
Textiles, apparel and luxury goods	3.1%	3.9%
Trading companies and distributors	6.9%	6.2%
Total	100.0%	100.0%

Investments held as of June 30, 2020 and December 31, 2019 were based solely in the United States.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following tables present the fair value hierarchy of investments as of June 30, 2020 and December 31, 2019:

	Assets at Fair Value as of June 30, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$59,010	$59,010
Sponsor subordinated note	-	-	6	6
Total	$-	$-	$59,016	$59,016
Investments measured at net asset value(1)				1,957
Total investments, at fair value				$60,973

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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2020:

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2020*
(Amounts in thousands)	Balance 4/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/ (Depreciation)	Balance 6/30/2020	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 6/30/2020
First lien senior secured debt	$57,857	$7,847	$(6,912)	$77	$4	$137	$59,010	$137
Sponsor subordinated note	5	-	-	-	-	1	6	1
Total	$57,862	$7,847	$(6,912)	$77	$4	$138	$59,016	$138

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2020*
(Amounts in thousands)	Balance 1/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/ (Depreciation)	Balance 6/30/2020	Change in Unrealized Appreciation/ Depreciation for Level 3 Assets Still Held as of 6/30/2020
First lien senior secured debt	$38,156	$30,002	$(7,834)	$135	$4	$(1,453)	$59,010	$(1,453)
Sponsor subordinated note	-	6	-	-	-	-	6	-
Total	$38,156	$30,008	$(7,834)	$135	$4	$(1,453)	$59,016	$(1,453)
* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

Debt Not Carried at Fair Value
The fair value of the Company’s subscription facility, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2020, approximates its carrying value.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2020 and December 31, 2019.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.
Asset Class	Fair Value as of 6/30/2020	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$56,654	Discounted cash flow	Yield	6.6% - 9.6%	8.0%	Decrease
Sponsor subordinated note	6	Market comparable	LTM EBITDA multiple	7.6x		Increase
	$56,660
Asset Class	Fair Value as of 12/31/2019	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$19,665	Discounted cash flow	Yield	7.0% - 8.7%	7.7%	Decrease
	$19,665
The Company’s other Level 3 investments have been valued primarily using recent transactions.  The significant unobservable input used in the discounted cash flow is the yield.  The yield is used to discount the estimated future cash flows expected to be received from the underlying investment.  The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield.  The significant unobservable input used in the market comparable is the LTM EBITDA multiple.
Note 5.  Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  There were no outstanding borrowings as of June 30, 2020.  As of December 31, 2019, the Company’s asset coverage was 756.9%.

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
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of June 30, 2020 there were no outstanding borrowings. As of December 31, 2019, the outstanding borrowings under the Subscription Facility bore interest at all-in rates ranging from  3.19% to 3.31%.  In addition, the Company pays an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of June 30, 2020 and December 31, 2019, the Company is in compliance in all material respects with such covenants.
Debt obligations consisted of the following as of June 30, 2020:

	As of June 30, 2020
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$-	$16,276	$-
Total debt	$50,000	$-	$16,276	$-
(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
Debt obligations consisted of the following as of December 31, 2019:

	As of December 31, 2019
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$6,500	$43,500	$6,500
Total debt	$50,000	$6,500	$43,500	$6,500
(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
For the three and six months ended June 30, 2020, the components of interest expense were as follows:
	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2020
Interest expense	$64	$162
Amortization of deferred financing costs	27	54
Total interest expense	$91	$216
Average interest rate	2.33%	2.89%
Average daily borrowings	$7,207	$8,250

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
For the three and six months ended June 30, 2020, the Administrator had the option to charge approximately $0.1 million and $0.3 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for this period.
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
As of June 30, 2020 and December 31, 2019, the Company had approximately $0.5 million and $0.4 million, respectively, payable to Angelo Gordon for organizational, offering, and operating costs, which is included in "Due to affiliate", "Organizational costs payable to affiliate" and "Accrued expenses and other liabilities payable to affiliate" on the consolidated statements of assets and liabilities.
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
For the three and six months ended June 30, 2020, the Company accrued approximately $91,000 and $165,000, respectively, of base management fees payable to the Advisor.  As of June 30, 2020 and December 31, 2019, base management fees payable by the Company to the Advisor were approximately $91,000 and $45,000, respectively.
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
For the three and six months ended June 30, 2020, the Company accrued approximately $37,000 and $76,000, respectively, of income incentive fees payable to the Advisor, of which $37,000 were unpaid as of June 30, 2020.  As of December 31, 2019, there was no income incentive fee or capital gains incentive fee payable to the Advisor.
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

Pursuant to such exemptive relief, the Company is generally permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, and (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing. In certain situations where co-investment with one or more funds managed by Angelo Gordon is not permitted or appropriate, Angelo Gordon will need to decide which funds will proceed with the investment. Angelo Gordon will make these determinations based on its policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Investment in Affiliated Fund
Fair value as of June 30, 2020 along with transactions during the three and six months ended June 30, 2020 of the Company’s investments in affiliates were as follows:

(Amounts in thousands)	Fair Value as of April 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,759	$186	$(59)	$-	$71	$1,957	$-
Total non-controlled/affiliated investments	$1,759	$186	$(59)	$-	$71	$1,957	$-

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
(Amounts in thousands)	Fair Value as of January 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,641	$665	$(59)	$-	$(290)	$1,957	$-
Total non-controlled/affiliated investments	$1,641	$665	$(59)	$-	$(290)	$1,957	$-

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

As of June 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2020	December 31, 2019
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
Advanced Lighting Acquisition, LLC	$129	$324
Affinitiv, Inc.	248	372
ALM Media, LLC	582	689
AM Buyer, LLC	69	-
ASP Global Acquisition, LLC	320	-
Banner Buyer, LLC	1,122	1,295
BRTS Holdings, LLC	229	494
Copperweld Group, Inc.	294	294
Cosmetic Solutions, LLC	710	710
DealerOn Inc.	-	282
Empire Equipment Company, LLC	1,066	-
Engelman Baking Co., LLC	196	-
G2O Technologies, LLC	166	-
Groundworks Operations, LLC	276	-
Industrial Dynamics Company, Ltd.	188	235
Innovative FlexPak, LLC	627	-
Jansy Packaging, LLC	441	368
Kalkomey Enterprises, LLC	70	-
Lakeshirts LLC	398	796
Mattco Forge, Inc.	506	506
Nimlok Company, LLC	320	320
NSG Buyer, Inc.	294	294
Peak Investment Holdings, LLC	485	809
Reliable Medical Supply LLC	138	-
Revolution Plastics Buyer, LLC	704	704

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Portfolio Company	June 30, 2020	December 31, 2019
First lien senior secured debt (continued)	(Amounts in thousands)	(Amounts in thousands)
SAMGI Buyer, Inc.	$138	$-
SCP Eye Care Services, LLC	2,084	2,772
Silver Falls MSO, LLC	704	903
Spear Education, LLC	474	-
Triad Technologies, LLC	188	282
Vanguard Packaging, LLC	446	535
Varsity DuvaSawko Operating Corp.	971	1,295
Total unfunded portfolio company commitments	$14,583	$14,279
As of June 30, 2020 and December 31, 2019, approximately $181,000 and $12,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
Investor Commitments
As of June 30, 2020 and December 31, 2019, the Company had $216.0 million in total capital commitments from investors ($148.0 million and $172.8 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of June 30, 2020, management was not aware of any material pending or threatened litigation.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
During the six months ended June 30, 2020, the Advisor delivered the following capital call notices to investors:

		Number of Common Shares Issued	Aggregate Offering Price ($ in millions)

Capital Drawdown Notice Date	Common Share Issuance Date
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	8.64
Total		1,242,000	$24.84

Note 9.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2020:
	Three Months Ended	Six Months Ended
(Amounts in thousands, except share and per share amounts)	June 30, 2020	June 30, 2020
Increase (decrease) in net assets resulting from operations	$633	$(1,023)
Weighted average shares of common stock outstanding - basic and diluted	2,993,736	2,656,978
Earnings (loss) per common share - basic and diluted	$0.21	$(0.39)
Note 10.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. For the three and six months ended June 30, 2020, permanent differences were approximately $166,000 and $336,000, respectively, consisting of nondeductible offering costs.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding during the six months ended June 30, 2020:
Six Months
Ended
June 30,
(Amounts in thousands, except share and per share amounts)	2020
Per share data:
Net asset value, beginning of period	$19.77
Net investment income (loss)(1)	0.27
Net realized and unrealized gain (loss) on investments(1)	(0.66)
Total from operations	(0.39)
Impact of issuance of common stock	0.17
Total increase (decrease) in net assets	(0.22)
Net asset value, end of period	$19.55
Shares outstanding, end of period	3,402,000
Total return(2)	(1.1)%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	3.7%
Ratio of net expenses to average net assets(3)(4)(6)	3.2%
Ratio of net investment income (loss) to average net assets(3)(4)	1.4%
Net assets, end of period	$66,518
Weighted-average shares outstanding	2,656,978
Total capital commitments, end of period	$216,000
Ratio of total contributed capital to total committed capital, end of period	31.5%
Portfolio turnover rate(7)	15.7%
Asset coverage ratio(8)	N/A

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(3)	Not annualized.
(4)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(5)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Administrator.
(6)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator.
(7)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. The ratio is not applicable as of June 30, 2020 as there was no debt outstanding at the end of the period.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements.  There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.
On July 16, 2020, the Board declared a dividend of $0.20 per share of the Company's common stock, which is payable on July 31, 2020 to stockholders of record at the close of business on July 27, 2020.

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
Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the U.S. Department of the Treasury and the Federal Reserve, and the potential effects of actual and proposed legislation on us, our views on certain macroeconomic trends, and the impact of COVID-19. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks identified under the captions "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 10-K”) and any subsequent filings, including in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of AG Twin Brook BDC, Inc. This MD&A is provided as a supplement to, and should be read in conjunction with our 2019 10-K, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).

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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.  Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of June 30, 2020, we had $216 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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

Investments
We invest principally in privately originated senior secured loans to U.S. middle market companies, which we believe have consistent capital needs and have not only been underserved in recent years by traditional providers of capital such as banks and the public debt markets, but also for a variety of reasons may prefer working with experienced non-bank lenders. Our origination strategy focuses on the middle market private equity community. This financing is utilized for a variety of purposes, including to fund organic growth, acquisitions, recapitalizations, management buyouts and leveraged buyouts for companies with revenue generally under $500 million. In describing our business, we generally use the term “middle market” to refer to companies with EBITDA of between $3 million and $50 million annually; however, we typically invest in companies with EBITDA of less than $25 million. Notwithstanding the foregoing, the Advisor may determine whether companies qualify as “middle market” in its sole discretion, and we may from time to time invest in larger or smaller companies.

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

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make, all of which have been, and may continue to be, impacted by COVID-19.

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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2020, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of June 30, 2020.

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

It is clear that these types of events are negatively impacting and will, for at least some time, continue to negatively impact our business and portfolio companies and in many instances the impact will be profound. For example, smaller and middle market companies in which we may invest are being significantly impacted by these events and the uncertainty caused by these events. With respect to loans to such companies, we have been, and may continue to be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of loans we hold decrease as a result of such events and the uncertainty they cause. Such events have caused us, and may continue to cause us, to suffer losses. We will also be negatively affected if the operations and effectiveness of our Adviser or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted as a result of the interruptions to regular business operations caused by COVID-19.

With respect to our investments, we have taken, and will continue to take, steps to actively oversee all of our individual portfolio companies. These measures include, among other things, frequent communication with our portfolio company management teams and related private equity sponsors to understand the expected financial performance impact of the COVID-19 pandemic.

The effects of the COVID-19 pandemic on economic and market conditions have increased the demands to provide capital to our existing portfolio companies.

We maintain adequate cash, capital commitments and additional borrowing capacity in reserve to meet any further such draw requests.

We experienced a reduction in our net asset value per share as of June 30, 2020 as compared to our net asset value per share as of December 31, 2019. The decrease is primarily the result of the impact of the COVID-19 pandemic. During the six months ended June 30, 2020, we had net losses driven by unrealized losses across the fair value of our investments resulting from the COVID-19 pandemic.

It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on our business, the Advisor and portfolio companies. The impact of this outbreak, or any future outbreaks, while uncertain, could materially adversely affect our and our portfolio companies’ operating results.

Portfolio and Investment Activity
As of June 30, 2020, based on fair value, our portfolio consisted of 96.78% first lien senior secured debt investments, a 0.01% sponsor subordinated note investment, and a 3.21% investment in an affiliated fund.

As of June 30, 2020, we had investments in thirty-six portfolio companies with an aggregate fair value of $61.0 million.  As of December 31, 2019, we had investments in twenty-one portfolio companies with an aggregate fair value of $39.8 million.

Our investment activity for the three months ended June 30, 2020 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months
Ended
June 30,
(Amounts in thousands)	2020
Principal amount of investments committed:
First lien senior secured debt investments	$3,750
Investment in affiliated fund	186
Total principal amount of investments committed	$3,936
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(3,538)
Investment in affiliated fund	(59)
Total principal amount of investments sold or repaid	$(3,597)
New debt investments(1):
New commitments	$3,677
Number of new commitments in new portfolio companies(2)	4
Average new commitment amount	$919
Weighted average term for new commitments (in years)	5.0
Percentage of new commitments at floating rates	100.0%
Percentage of new commitments at fixed rates	0.0%

(1) Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2) Number of new debt investment commitments represent commitments to a particular portfolio company.

As of June 30, 2020 and December 31, 2019, our investments consisted of the following:

	June 30, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$60,403	$59,010	$38,096	$38,156
Sponsor subordinated note	6	6	-	-
Investment in affiliated fund	2,247	1,957	1,641	1,641
Total investments	$62,656	$60,973	$39,737	$39,797

The table below describes investments by industry composition based on fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Aerospace and defense	3.5%	5.5%
Auto components	0.7%	-
Chemicals	9.5%	5.7%
Commercial services and supplies	8.8%	13.3%
Containers and packaging	8.0%	6.7%
Diversified consumer services	10.4%	6.6%
Electronic equipment, instruments and components	2.6%	3.7%
Food and staples retailing	1.1%	-
Health care equipment and supplies	1.0%	-
Health care providers and services	16.5%	14.4%
Health care technology	2.0%	-
Internet and direct marketing retail	2.6%	3.3%
IT services	2.9%	-
Machinery	1.5%	2.3%
Media	5.1%	7.8%
Metals and mining	2.3%	3.6%
Multisector holdings	3.2%	4.1%
Personal products	4.5%	7.0%
Software	3.8%	5.9%
Textiles, apparel and luxury goods	3.1%	3.9%
Trading companies and distributors	6.9%	6.2%
Total	100.0%	100.0%

Investments held as of June 30, 2020 and December 31, 2019 were based solely in the United States.

The weighted average yields and interest rates of our funded debt investments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Weighted average total yield of funded debt investments at cost	7.4%	7.9%
Weighted average total yield of funded debt investments at fair value	8.0%	7.9%
Weighted average interest rate of funded debt investments	6.8%	7.4%
Weighted average spread over LIBOR of all floating rate funded debt investments	5.7%	5.6%

(1) Calculated using actual interest rates in effect as of June 30, 2020 and December 31, 2019 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$-	-	$-	-
B	52,712	89.3%	38,156	100.0%
C	6,298	10.7	-	-
D	-	-	-	-
E	-	-	-	-
F	-	-	-	-
Total	$59,010	100.0%	$38,156	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$60,403	100.0%	$38,096	100.0%
Non-accrual	-	-	-	-
Total	$60,403	100.0%	$38,096	100.0%

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

Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2020
Total investment income	$1,215	$2,329
Less: expenses	(795)	(1,613)
Net investment income (loss)	$420	$716
Net change in unrealized gain (loss)	209	(1,743)
Net realized gain (loss)	4	4
Net increase (decrease) in net assets resulting from operations	$633	$(1,023)

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

Investment Income
Investment income for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2020
Interest income	$1,195	$2,198
Other income	20	131
Total investment income	$1,215	$2,329

Expenses
Expenses for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2020
Offering costs	$166	$336
Administrative fees	109	273
Insurance fees	122	243
Accounting fees	132	225
Interest	91	216
Professional fees	70	171
Management fees	91	165
Directors' fees	45	90
Income incentive fees	37	76
Other	41	91
Total gross expenses	$904	$1,886
Less waivers:
Administrative fees waived	(109)	(273)
Total net expenses	$795	$1,613

Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Advisor, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Advisor may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Advisor for any services performed for us by such affiliate or third party. For the three and six months ended June 30, 2020, the Administrator had the option to charge approximately $0.1 million and $0.3 million, respectively, for certain costs and expenses allocable to us under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for this period.

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

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the six months ended June 30, 2020, we did not accrue any U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the six months ended June 30, 2020, we did not accrue any U.S. federal tax expense.

Net Change in Unrealized Gains (Losses) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2020, net unrealized gains (losses) on our investment portfolio were as follows:

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2020
Net change in unrealized gain (loss) on investments	$209	$(1,743)
Net change in unrealized gain (loss) on investments	$209	$(1,743)

Net Realized Gains (Losses) on Investments
The realized gains and losses on fully and partially exited portfolio companies during the three and six months ended June 30, 2020 were as follows:

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2020
Net realized gain (loss) on investments	$4	$4
Net realized gain (loss) on investments	$4	$4

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

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. There were no outstanding borrowings as of June 30, 2020.  As of  December 31, 2019, our asset coverage ratio was  756.9%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2020, taken together with our uncalled capital commitments of $148.0 million and available debt capacity of $16.3 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of June 30, 2020, we had $5.3 million in cash.  During six months ended June 30, 2020, we used $22.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $30.7 million, partially offset by sales and paydowns of portfolio investments of $7.9 million, and other operating activities of $0.7 million.  Cash provided by financing activities was $18.3 million during the period, which was primarily the result of proceeds from the issuance of shares and proceeds from net borrowings on our credit facility.

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

During the six months ended June 30, 2020, our Advisor delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	8.64
Total		1,242,000	$24.84

Debt
Subscription Facility
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  There were no outstanding borrowings as of June 30, 2020.  As of December 31, 2019, our asset coverage was 756.9%.

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

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of June 30, 2020 no borrowings were outstanding. As of December 31, 2019, the outstanding borrowings under the Subscription Facility bear interest at all-in rates ranging from 3.19% to 3.31%.  In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of June 30, 2020, we are in compliance with such covenants.

Debt obligations consisted of the following as of June 30, 2020 and December 31, 2019:
	As of June 30, 2020
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$-	$16,276	$-
Total debt	$50,000	$-	$16,276	$-
(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
	As of December 31, 2019
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$6,500	$43,500	$6,500
Total debt	$50,000	$6,500	$43,500	$6,500
(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
For the three and six months ended June 30, 2020, the components of interest expense were as follows:
	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2020
Interest expense	$64	$162
Amortization of deferred financing costs	27	54
Total interest expense	$91	$216
Average interest rate	2.33%	2.89%
Average daily borrowings	$7,207	$8,250
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

As of June 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2020	December 31, 2019
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
Advanced Lighting Acquisition, LLC	$129	$324
Affinitiv, Inc.	248	372
ALM Media, LLC	582	689
AM Buyer, LLC	69	-
ASP Global Acquisition, LLC	320	-
Banner Buyer, LLC	1,122	1,295
BRTS Holdings, LLC	229	494
Copperweld Group, Inc.	294	294
Cosmetic Solutions, LLC	710	710
DealerOn Inc.	-	282
Empire Equipment Company, LLC	1,066	-
Engelman Baking Co., LLC	196	-
G2O Technologies, LLC	166	-
Groundworks Operations, LLC	276	-
Industrial Dynamics Company, Ltd.	188	235
Innovative FlexPak, LLC	627	-
Jansy Packaging, LLC	441	368
Kalkomey Enterprises, LLC	70	-
Lakeshirts LLC	398	796
Mattco Forge, Inc.	506	506
Nimlok Company, LLC	320	320
NSG Buyer, Inc.	294	294
Peak Investment Holdings, LLC	485	809
Reliable Medical Supply LLC	138	-
Revolution Plastics Buyer, LLC	704	704

Portfolio Company	June 30, 2020	December 31, 2019
First lien senior secured debt (continued)	(Amounts in thousands)	(Amounts in thousands)
SAMGI Buyer, Inc.	$138	$-
SCP Eye Care Services, LLC	2,084	2,772
Silver Falls MSO, LLC	704	903
Spear Education, LLC	474	-
Triad Technologies, LLC	188	282
Vanguard Packaging, LLC	446	535
Varsity DuvaSawko Operating Corp.	971	1,295
Total unfunded portfolio company commitments	$14,583	$14,279

As of June 30, 2020 and December 31, 2019, approximately $181,000 and $12,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.

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

Investor Commitments
As of June 30, 2020 and December 31, 2019, the Company had $216.0 million in total capital commitments from investors ($148.0 million and $172.8 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.

Contractual Obligations
We have no contractual payment obligations under our subscription facility as there were no borrowings outstanding as of June 30, 2020.

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
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020, and elsewhere in our filings with the SEC. There have been no significant changes this quarter in our critical accounting policies and practices.

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

As of June 30, 2020, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$0.8	$-	$0.8
Up 100 basis points	$0.2	$-	$0.2
Down 200 basis points	$-	$-	$-
Down 100 basis points	$-	$-	$-

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

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2020, other than as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 has caused, and for an unknown period of time, will continue to cause, disruptions in global debt and equity markets and economies in regions in which we operate.

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the U.S. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby.  With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i)  government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit and other financing instruments; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these  markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and the returns to us, among other things. As of the date of this Quarterly Report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on our business, the Advisor and portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could materially adversely affect our and our portfolio companies’ operating results.

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

Uncertainty can result in, or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Any or all of these items could materially adversely affect our and our portfolio companies’ operating results.

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

AG TWIN BROOK BDC, INC.

August 13, 2020	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

August 13, 2020	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)