Form 10-Q
period 2020-09-30
AG Twin Brook BDC, Inc.
filed 2020-11-12
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of  November 12, 2020, the registrant had 3,402,000 shares of common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

PART I	CONSOLIDATED FINANCIAL INFORMATION	2
Item 1.	Consolidated Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of September 30, 2020 (Unaudited) and December 31, 2019	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020, Three Months Ended September 30, 2019, and for the Period from May 6, 2019 (Inception) to September 30, 2019 (Unaudited)	3
	Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2020, Three Months Ended September 30, 2019, and for the Period from May 6, 2019 (Inception) to September 30, 2019 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and for the period from May 6, 2019 (Inception) to September 30, 2019 (Unaudited)	5
	Consolidated Schedules of Investments as of September 30, 2020 (Unaudited) and December 31, 2019	6
	Notes to Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47

PART II	OTHER INFORMATION	48
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
Signatures		52

PART I - CONSOLIDATED FINANCIAL INFORMATION

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
 (Amounts in thousands, except share and per share amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $62,876	$61,973	$38,156
and $38,096, respectively)
Non-controlled/affiliated investments at fair value (amortized cost of $2,249	2,229	1,641
and $1,641, respectively)
Cash	3,860	9,008
Deferred financing costs	291	265
Prepaid expenses	286	158
Interest receivable	171	99
Other assets	15	-
Due from affiliate	-	23
Deferred offering costs	-	389
Total assets	$68,825	$49,739
Liabilities
Subscription facility	$1,000	$6,500
Accrued expenses and other liabilities payable to affiliate	426	348
Management fees payable	94	45
Deferred income	51	42
Income incentive fees payable	38	-
Interest payable	27	33
Due to affiliate	-	44
Organizational costs payable to affiliate	-	26
Total liabilities	1,636	7,038
Commitments and contingencies (Note 7)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized;	$3	$2
3,402,000 and 2,160,000 shares issued and outstanding, respectively
Additional paid-in-capital	67,333	42,914
Total distributable earnings (loss)	(147)	(215)
Total net assets	67,189	42,701
Total liabilities and net assets	$68,825	$49,739
Net asset value per share	$19.75	$19.77

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from May
				6, 2019 (Inception)
				to September 30,
				2019
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$1,201	$125	$3,399	$125
Other	67	83	198	83
Total investment income from non-controlled, non-affiliated investments:	1,268	208	3,597	208
Total investment income	1,268	208	3,597	208
Expenses
Offering costs	$73	$103	$409	$103
Insurance fees	125	122	368	163
Administrative fees(1)	85	101	358	101
Accounting fees	98	137	323	137
Interest	67	30	283	30
Professional fees	103	12	274	12
Management fees	94	8	259	8
Directors' fees	45	45	135	73
Income incentive fees	38	-	114	-
Organizational costs	-	32	-	342
Other	35	19	126	19
Total gross expenses	763	609	2,649	988
Less waivers:
Administrative fees waived(1)	(85)	(101)	(358)	(101)
Total net expenses	678	508	2,291	887
Net investment income (loss)	590	(300)	1,306	(679)
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) from non-controlled, non-affiliated investments	$1	$1	$5	$1
Net change in unrealized gain (loss) on investments:
Non-controlled, non-affiliated investments	490	-	(963)	-
Non-controlled, affiliated investments	270	-	(20)	-
Total net realized and unrealized gain (loss) on investments	761	1	(978)	1
Net increase (decrease) in net assets resulting from operations	$1,351	$(299)	$328	$(678)
Net investment income (loss) per share - basic and diluted	$0.17	$(0.46)	$0.45	$(1.68)
Earnings (loss) per share - basic and diluted	$0.40	$(0.46)	$0.11	$(1.68)
Weighted average shares outstanding - basic and diluted	3,402,000	648,984	2,907,131	403,591

(1) Refer to Note 6 - Agreements and Related Party Transactons

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Period from May
				6, 2019 (Inception)
				to September 30,
				2019
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$590	$(300)	$1,306	$(679)
Net realized and unrealized gain (loss) on investments	761	1	(978)	1
Net increase (decrease) in net assets resulting from operations	1,351	(299)	328	(678)
Dividends
Dividends declared from earnings	(680)	-	(680)	-
Net decrease in net assets resulting from dividends	(680)	-	(680)	-
Capital share transactions
Issuance of common shares	-	29,200	24,840	29,201
Return of common shares	-	(1)	-	(1)
Net increase in net assets resulting from capital share transactions	-	29,199	24,840	29,200
Total increase in net assets	671	28,900	24,488	28,522
Net assets (deficit), at beginning of period	66,518	(378)	42,701	-
Net assets, at end of period	$67,189	$28,522	$67,189	$28,522
Capital share activity
Shares sold	-	1,460,000	1,242,000	1,461,000
Shares returned	-	(1,000)	-	(1,000)
Net increase in shares outstanding	-	1,459,000	1,242,000	1,460,000
Dividends declared per share	$0.20	$-	$0.20	$-

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2020	Period from May
		6, 2019 (Inception)
		to September 30,
		2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$328	$(678)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss	(5)	(1)
Net change in unrealized (appreciation) depreciation	983	-
Net accretion on debt instruments	(180)	(5)
Net paydown gain on debt instruments	(20)	-
Purchases and drawdowns of investments	(34,815)	(22,975)
Proceeds from sales and paydowns of investments	9,632	147
Amortization of deferred financing costs	94	8
Amortization of offering costs	409	-
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(128)	(282)
(Increase) decrease in interest receivable	(72)	(69)
(Increase) decrease in other assets	(15)	-
(Increase) decrease in due from affiliate	23	-
(Increase) decrease in deferred offering costs	-	(513)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	78	245
Increase (decrease) in management fees payable	49	8
Increase (decrease) in deferred income	9	27
Increase (decrease) in income incentive fees payable	38	-
Increase (decrease) in interest payable	(6)	23
Increase (decrease) in due to affiliate	(44)	1,060
Increase (decrease) in organizational costs payable to affiliate	(26)	342
Net cash used in operating activities	(23,668)	(22,663)
Cash flows from financing activities
Proceeds from issuance of common shares	24,840	29,200
Dividends paid	(680)	-
Borrowings on subscription facility	19,800	13,000
Payments on subscription facility	(25,300)	(500)
Payments for deferred financing costs	(120)	(178)
Payments for deferred offering costs	(20)	-
Net cash provided by financing activities	18,520	41,522
Net change in cash	(5,148)	18,859
Cash
Cash, beginning of period	9,008	-
Cash, end of period	$3,860	$18,859

Supplemental and non-cash information
Cash paid during the period for interest	$195	$-
Non-cash return of common shares	$-	$1

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments As of September 30, 2020
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (4)
Aerospace and defense
Mattco Forge, Inc. (11)	First lien senior secured revolving loan	L+5.75%	12/6/2024	$506	$(8)	$(20)	(0.03)%
Mattco Forge, Inc. (7)(8)	First lien senior secured term loan	L+5.75%	12/6/2024	2,218	2,180	2,133	3.16%
				2,724	2,172	2,113	3.13%
Auto components
Continental Battery Company (5)	First lien senior secured term loan	L+7.00%	12/14/2022	$1,091	$1,069	$1,075	1.60%
				1,091	1,069	1,075	1.60%
Chemicals
AM Buyer, LLC (6)	First lien senior secured revolving loan	L+7.00%	5/1/2025	$111	$-	$1	0.00%
AM Buyer, LLC (7)(6)	First lien senior secured term loan	L+7.00%	5/1/2025	499	488	490	0.73%
G2O Technologies, LLC (11)	First lien senior secured revolving loan	L+6.00%	3/31/2025	207	(4)	(3)	(0.00)%
G2O Technologies, LLC (7)	First lien senior secured term loan	L+6.00%	3/31/2025	1,154	1,133	1,135	1.69%
Revolution Plastics Buyer, LLC (11)	First lien senior secured revolving loan	L+5.00%	8/15/2025	704	(11)	(12)	(0.02)%
Revolution Plastics Buyer, LLC (5)	First lien senior secured term loan	L+5.00%	8/15/2025	2,284	2,245	2,243	3.34%
Teel Plastics, LLC (5)	First lien senior secured revolving loan	L+5.00%	1/24/2025	324	318	317	0.47%
Teel Plastics, LLC (5)	First lien senior secured term loan	L+5.00%	1/24/2025	1,866	1,833	1,830	2.72%
				7,149	6,002	6,001	8.93%
Commercial services and supplies
BRTS Holdings, LLC (7)	First lien senior secured delayed draw term loan	L+5.75%	9/6/2022	$175	$127	$126	0.19%
BRTS Holdings, LLC (7)(13)	First lien senior secured revolving loan	L+5.75%	9/6/2022	588	342	339	0.50%
BRTS Holdings, LLC (7)	First lien senior secured term loan	L+5.75%	9/6/2022	3,133	3,110	3,091	4.60%
Nimlok Company, LLC (7)(15)	First lien senior secured revolving loan	L+6.00%	11/27/2025	320	305	290	0.43%
Nimlok Company, LLC (7)	First lien senior secured term loan	L+6.00%	11/27/2025	1,932	1,906	1,794	2.67%
				6,148	5,790	5,640	8.39%
Containers and packaging
Innovative FlexPak, LLC (11)	First lien senior secured revolving loan	L+6.75%	1/23/2025	$627	$(11)	$(18)	(0.03)%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	L+6.75%	1/23/2025	2,422	2,379	2,355	3.51%
Jansy Packaging, LLC (5)	First lien senior secured revolving loan	L+4.75%	9/30/2022	706	255	227	0.34%
Jansy Packaging, LLC (5)	First lien senior secured term loan	L+4.75%	9/30/2022	1,104	1,088	1,046	1.56%
Vanguard Packaging, LLC (8)	First lien senior secured revolving loan	L+5.00%	8/9/2024	535	83	80	0.12%
Vanguard Packaging, LLC (8)	First lien senior secured term loan	L+5.00%	8/9/2024	1,228	1,213	1,208	1.80%
				6,622	5,007	4,898	7.30%
Diversified consumer services
Groundworks Operations, LLC (5)	First lien senior secured delayed draw term loan	L+7.00%	1/17/2026	$1,132	$939	$934	1.39%
Groundworks Operations, LLC (11)	First lien senior secured revolving loan	L+7.00%	1/17/2026	387	(5)	(7)	(0.01)%
Groundworks Operations, LLC (5)	First lien senior secured term loan	L+7.00%	1/17/2026	2,390	2,360	2,348	3.49%
Kalkomey Enterprises, LLC (11)	First lien senior secured revolving loan	L+6.75%	4/24/2025	77	(2)	(1)	(0.00)%
Kalkomey Enterprises, LLC (7)	First lien senior secured term loan	L+6.75%	4/24/2026	840	820	824	1.23%
NSG Buyer, Inc. (11)	First lien senior secured revolving loan	L+5.75%	9/30/2024	294	(2)	(5)	(0.01)%
NSG Buyer, Inc. (5)	First lien senior secured term loan	L+5.75%	9/30/2025	2,486	2,464	2,435	3.62%
				7,606	6,574	6,528	9.71%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (5)	First lien senior secured revolving loan	L+6.00%	11/22/2025	$324	$157	$152	0.23%
Advanced Lighting Acquisition, LLC (5)	First lien senior secured term loan	L+6.00%	11/22/2025	1,450	1,428	1,406	2.09%
				1,774	1,585	1,558	2.32%
Food and staples retailing
Engelman Baking Co., LLC (5)(10)	First lien senior secured revolving loan	L+5.75%	2/28/2025	$207	$35	$29	0.04%
Engelman Baking Co., LLC (5)	First lien senior secured term loan	L+5.75%	2/28/2025	729	716	696	1.04%
				936	751	725	1.08%
Health care equipment and supplies
Reliable Medical Supply LLC (11)	First lien senior secured revolving loan	L+6.00%	4/8/2025	$138	$(2)	$(2)	(0.00)%
Reliable Medical Supply LLC (7)(8)	First lien senior secured term loan	L+6.00%	4/8/2025	623	612	613	0.91%
				761	610	611	0.91%
Health care providers and services
ASP Global Acquisition, LLC (7)	First lien senior secured delayed draw term loan	L+5.50%	1/21/2025	$741	$679	$677	1.00%
ASP Global Acquisition, LLC (5)(12)	First lien senior secured revolving loan	L+5.50%	1/21/2025	485	205	204	0.29%
ASP Global Acquisition, LLC (7)	First lien senior secured term loan	L+5.50%	1/21/2025	1,637	1,606	1,605	2.38%
Peak Investment Holdings, LLC (11)	First lien senior secured delayed draw term loan	L+6.50%	12/6/2024	485	(8)	(18)	(0.03)%
Peak Investment Holdings, LLC (7)	First lien senior secured revolving loan	L+6.50%	12/6/2024	324	108	101	0.15%
Peak Investment Holdings, LLC (8)	First lien senior secured term loan	L+6.50%	12/6/2024	424	417	409	0.61%
SAMGI Buyer, Inc. (11)	First lien senior secured revolving loan	L+6.50%	4/14/2025	138	(3)	(3)	(0.00)%
SAMGI Buyer, Inc. (7)	First lien senior secured term loan	L+6.50%	4/14/2025	540	528	528	0.79%
SCP ENT and Allergy Services, LLC (11)	First lien senior secured delayed draw term loan	L+6.50%	9/25/2025	1,173	(29)	(29)	(0.04)%
SCP ENT and Allergy Services, LLC (11)	First lien senior secured revolving loan	L+6.50%	9/25/2025	218	(5)	(5)	(0.01)%
SCP ENT and Allergy Services, LLC (7)(8)	First lien senior secured term loan	L+6.50%	9/25/2025	919	894	894	1.33%
SCP Eye Care Services, LLC (8)	First lien senior secured delayed draw term loan	L+5.00%	9/11/2021	2,920	1,900	1,878	2.80%
SCP Eye Care Services, LLC (11)	First lien senior secured revolving loan	L+5.00%	9/11/2021	469	(2)	(6)	(0.01)%
SCP Eye Care Services, LLC (7)(8)	First lien senior secured term loan	L+5.00%	9/11/2021	2,144	2,132	2,116	3.15%
Silver Falls MSO, LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	8/30/2024	704	(11)	(46)	(0.07)%
Silver Falls MSO, LLC (8)	First lien senior secured revolving loan	L+5.75%	8/30/2024	235	231	219	0.33%
Silver Falls MSO, LLC (7)(8)	First lien senior secured term loan	L+5.75%	8/30/2024	1,320	1,299	1,234	1.84%
Varsity DuvaSawko Operating Corp. (11)	First lien senior secured delayed draw term loan	L+5.75%	11/27/2024	971	(16)	(26)	(0.04)%
Varsity DuvaSawko Operating Corp. (8)	First lien senior secured revolving loan	L+5.75%	11/27/2024	324	318	315	0.47%
Varsity DuvaSawko Operating Corp. (7)(8)	First lien senior secured term loan	L+5.75%	11/27/2024	1,290	1,267	1,255	1.87%
				17,461	11,510	11,302	16.81%
Health care technology
Spear Education, LLC (11)	First lien senior secured delayed draw term loan	L+5.50%	2/26/2025	$474	$(4)	$(14)	(0.02)%
Spear Education, LLC (7)	First lien senior secured revolving loan	L+5.50%	2/26/2025	414	410	402	0.60%
Spear Education, LLC (8)	First lien senior secured term loan	L+5.50%	2/26/2025	873	865	847	1.26%
				1,761	1,271	1,235	1.84%
Internet and direct marketing retail
DealerOn Inc. (7)	First lien senior secured revolving loan	L+5.50%	11/19/2024	$314	$152	$151	0.22%
DealerOn Inc. (7)(8)	First lien senior secured term loan	L+5.50%	11/19/2024	1,314	1,291	1,290	1.92%
				1,628	1,443	1,441	2.14%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments As of September 30, 2020
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (4) - Continued
IT services
Data Source Intermediate Holdings, LLC (8)	First lien senior secured revolving loan	L+5.50%	2/11/2025	$123	$121	$119	0.18%
Data Source Intermediate Holdings, LLC (7)(8)	First lien senior secured term loan	L+5.50%	2/11/2025	834	820	806	1.20%
Legility, LLC (5)(10)	First lien senior secured revolving loan	L+6.00%	12/17/2024	123	121	120	0.18%
Legility, LLC (7)(8)	First lien senior secured term loan	L+6.00%	12/17/2025	726	713	703	1.05%
Library Associates, LLC. (11)	First lien senior secured revolving loan	L+7.00%	8/13/2023	211	(4)	(4)	(0.01)%
Library Associates, LLC. (7)	First lien senior secured term loan	L+7.00%	8/13/2023	1,117	1,095	1,095	1.63%
				3,134	2,866	2,839	4.23%
Machinery
Industrial Dynamics Company, Ltd. (7)(14)	First lien senior secured revolving loan	L+7.00%	8/20/2024	$235	$43	$37	0.06%
Industrial Dynamics Company, Ltd. (7)	First lien senior secured term loan	L+7.00%	8/20/2024	938	923	897	1.34%
				1,173	966	934	1.40%
Media
ALM Media, LLC (5)(10)(16)	First lien senior secured revolving loan	L+6.50%	11/25/2024	$971	$307	$302	0.45%
ALM Media, LLC (7)	First lien senior secured term loan	L+6.50%	11/25/2024	2,798	2,750	2,740	4.08%
				3,769	3,057	3,042	4.53%
Metals and mining
Copperweld Group, Inc. (11)	First lien senior secured revolving loan	L+6.00%	9/27/2024	$294	$(5)	$(10)	(0.01)%
Copperweld Group, Inc. (8)	First lien senior secured term loan	L+6.00%	9/27/2024	1,444	1,420	1,394	2.07%
				1,738	1,415	1,384	2.06%
Personal products
Cosmetic Solutions, LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	10/17/2025	$366	$(6)	$(9)	(0.01)%
Cosmetic Solutions, LLC (11)	First lien senior secured revolving loan	L+5.75%	10/17/2025	344	(6)	(8)	(0.01)%
Cosmetic Solutions, LLC (7)(8)	First lien senior secured term loan	L+5.75%	10/17/2025	2,851	2,800	2,783	4.14%
				3,561	2,788	2,766	4.12%
Software
Affinitiv, Inc. (11)	First lien senior secured revolving loan	L+7.00%	8/26/2024	$248	$(3)	$(3)	(0.00)%
Affinitiv, Inc. (7)	First lien senior secured term loan	L+7.00%	8/26/2024	2,351	2,317	2,328	3.46%
				2,599	2,314	2,325	3.46%
Textiles, apparel and luxury goods
Lakeshirts LLC (11)	First lien senior secured delayed draw term loan	L+4.75%	12/23/2025	$398	$(6)	$(11)	(0.02)%
Lakeshirts LLC (7)	First lien senior secured revolving loan	L+4.75%	12/23/2024	398	193	190	0.28%
Lakeshirts LLC (7)	First lien senior secured term loan	L+4.75%	12/23/2024	1,586	1,563	1,542	2.30%
				2,382	1,750	1,721	2.56%
Trading companies and distributors
Banner Buyer, LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	10/31/2025	$1,048	$(8)	$(19)	(0.03)%
Banner Buyer, LLC (5)	First lien senior secured revolving loan	L+5.75%	10/31/2025	370	69	65	0.10%
Banner Buyer, LLC (5)(9)	First lien senior secured term loan	L+5.75%	10/31/2025	1,403	1,382	1,370	2.04%
Empire Equipment Company, LLC (11)	First lien senior secured delayed draw term loan	L+5.50%	1/17/2025	941	(16)	(42)	(0.06)%
Empire Equipment Company, LLC (8)	First lien senior secured revolving loan	L+5.50	1/17/2025	439	118	105	0.16%
Empire Equipment Company, LLC (7)(8)	First lien senior secured term loan	L+5.50	1/17/2025	1,352	1,329	1,292	1.92%
Triad Technologies, LLC (5)	First lien senior secured revolving loan	L+4.75	10/31/2025	314	120	120	0.18%
Triad Technologies, LLC (7)(8)	First lien senior secured term loan	L+4.75	10/31/2025	953	936	937	1.39%
				6,820	3,930	3,828	5.70%
Total non-controlled/non-affiliated senior secured debt				$80,837	$62,870	$61,966	92.22%

Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	7/17/2025	$6	$6	$7	0.01%
Total non-controlled/non-affiliated sponsor subordinated note				$6	$6	$7	0.01%
Total non-controlled/non-affiliated investments				$80,843	$62,876	$61,973	92.23%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (17)	Equity - 1.44% membership interest				$2,249	$2,229	3.32%
Total non-controlled/affiliated investments					$2,249	$2,229	3.32%
Total investments					$65,125	$64,202	95.55%

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

(5) The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2020 was 0.15%.
(6) The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2020 was 0.19%.
(7) The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2020 was 0.23%.
(8) The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2020 was 0.26%.
(9) The interest rate on these loans is subject to 12 month LIBOR, which as of September 30, 2020 was 0.36%.
(10) The interest rate on these loans is subject to the Prime Rate, which as of September 30, 2020 was 3.25%.
(11) Represents revolvers and delayed draw term loans where the entire balance is unfunded as of September 30, 2020. The negative fair value is a result of the commitment being valued below par.  Refer to Note 7 for further information.

(12) Principal balance includes reserve for letter of credit of $2,834 on which the borrower pays 5.75%.
(13) Principal balance includes reserve for letter of credit of $20,286 on which the borrower pays 5.75%.
(14) Principal balance includes reserve for letter of credit of $5,159 on which the borrower pays 7.00%.
(15) Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 6.00%.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Organization
AG Twin Brook BDC, Inc. (the “Company”), formerly known as 1889 BDC, Inc., is a Delaware corporation which was formed on February 4, 2016.  The Company has elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for tax purposes, the Company has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  The Company seeks to provide risk-adjusted returns and current income to investors by investing primarily in senior secured debt of middle market companies.  The Company may also invest opportunistically in other parts of the capital structure, including senior secured stretch and unitranche facilities, second lien loans, mezzanine and mezzanine-related loans, and equity investments, as well as select other subordinated instruments either directly or through acquisitions in the secondary market.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three and nine months ended September 30, 2020, the Company paid approximately $120,000 and amortized approximately $40,000 and $94,000 of financing costs, respectively, which have been included in “Interest” expense on the consolidated statements of operations. For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Company paid approximately $178,000 of financing costs, of which approximately $8,000 have been amortized and included in “Interest” expense on the consolidated statement of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the three and nine months ended September 30, 2020, the Company received approximately $46,000 and $70,000 of agent fees, respectively. During the three and nine months ended September 30, 2020, approximately $23,000 and $61,000 of agent fees, respectively, have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Company received approximately $30,000 of agent fees, of which approximately $3,000 have been amortized and included in “Other” income on the consolidated statement of operations.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act.  The Company also has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.  As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes timely to its shareholders as dividends.  To the extent the Company continues to qualify as a RIC, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.  For the nine months ended September 30, 2020 and for the period from May 6, 2019 (inception) to September 30, 2019, the Company did not accrue any U.S. federal excise tax.

The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the three and nine months ended September 30, 2020, the Company did not accrue any U.S. federal tax expense. For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Company accrued approximately $14,000 of U.S. federal tax expense related to fee income received, which is included in “Other” expense on the consolidated statement of operations.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through September 30, 2020.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and nine months ended September 30, 2020, the Company earned approximately $44,000 and $137,000, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Company earned approximately $80,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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

Investments at fair value and amortized cost consisted of the following as of September 30, 2020 and December 31, 2019:
	September 30, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$62,870	$61,966	$38,096	$38,156
Sponsor subordinated note	6	7	-	-
Investment in affiliated fund	2,249	2,229	1,641	1,641
Total investments	$65,125	$64,202	$39,737	$39,797

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The industry composition of investments based on fair value as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Aerospace and defense	3.3%	5.5%
Auto components	1.7%	-
Chemicals	9.4%	5.7%
Commercial services and supplies	8.8%	13.3%
Containers and packaging	7.6%	6.7%
Diversified consumer services	10.2%	6.6%
Electronic equipment, instruments and components	2.4%	3.7%
Food and staples retailing	1.1%	-
Health care equipment and supplies	1.0%	-
Health care providers and services	17.5%	14.4%
Health care technology	1.9%	-
Internet and direct marketing retail	2.2%	3.3%
IT services	4.4%	-
Machinery	1.5%	2.3%
Media	4.7%	7.8%
Metals and mining	2.2%	3.6%
Multisector holdings	3.5%	4.1%
Personal products	4.3%	7.0%
Software	3.6%	5.9%
Textiles, apparel and luxury goods	2.7%	3.9%
Trading companies and distributors	6.0%	6.2%
Total	100.0%	100.0%

Investments held as of September 30, 2020 and December 31, 2019 were based solely in the United States.

Note 4.  Fair Value of Investments
Fair Value Disclosures
The following tables present the fair value hierarchy of investments as of September 30, 2020 and December 31, 2019:

	Assets at Fair Value as of September 30, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$61,966	$61,966
Sponsor subordinated note	-	-	7	7
Total	$-	$-	$61,973	$61,973
Investments measured at net asset value(1)				2,229
Total investments, at fair value				$64,202

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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30 ,2020, for the three months ended September 30, 2019, and for the period from May 6, 2019 (inception) to September 30, 2019:

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2020*
(Amounts in thousands)	Balance 7/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2020	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2020
First lien senior secured debt	$59,010	$4,117	$(1,716)	$65	$1	$489	$61,966	$489
Sponsor subordinated note	6	-	-	-	-	1	7	1
Total	$59,016	$4,117	$(1,716)	$65	$1	$490	$61,973	$490

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2020*
(Amounts in thousands)	Balance 1/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2020	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2020
First lien senior secured debt	$38,156	$34,119	$(9,550)	$200	$5	$(964)	$61,966	$(964)
Sponsor subordinated note	-	6	-	-	-	1	7	1
Total	$38,156	$34,125	$(9,550)	$200	$5	$(963)	$61,973	$(963)

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2019*
(Amounts in thousands)	Balance 7/1/2019	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2019	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2019
First lien senior secured debt	$-	$22,394	$(147)	$5	$1	$-	$22,253	$-
Total	$-	$22,394	$(147)	$5	$1	$-	$22,253	$-

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Period from May 6, 2019 (Inception) to September 30, 2019*
(Amounts in thousands)	Balance 5/6/2019	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2019	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2019
First lien senior secured debt	$-	$22,394	$(147)	$5	$1	$-	$22,253	$-
Total	$-	$22,394	$(147)	$5	$1	$-	$22,253	$-

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Debt Not Carried at Fair Value
The fair value of the Company’s subscription facility, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximates its carrying value.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2020 and December 31, 2019.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.
Asset Class		Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average	Impact to Valuation from an Increase in Input

	Fair Value as of 9/30/20
	(Amounts in thousands)
First lien senior secured debt	$60,016	Discounted cash flow	Yield	6.4% - 10.2%	8.0%	Decrease
Sponsor subordinated note	7	Market comparable	LTM EBITDA multiple	7.0x		Increase
	$60,023

Asset Class		Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average	Impact to Valuation from an Increase in Input

	Fair Value as of 12/31/19
	(Amounts in thousands)
First lien senior secured debt	$19,665	Discounted cash flow	Yield	7.0% - 10.2%	8.0%	Decrease
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
Note 5.  Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  As of September 30, 2020, the Company’s asset coverage ratio was 6,818.9%.  As of December 31, 2019, the Company’s asset coverage was 756.9%.

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
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of September 30, 2020, the outstanding borrowings under the Subscription Facility bore interest at an all-in rate of 1.66%.  As of December 31, 2019, the outstanding borrowings under the Subscription Facility bore interest at all-in rates ranging from  3.19% to 3.31%.  In addition, the Company pays an unused commitment fee of 0.20% per annum on the

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of September 30, 2020 and December 31, 2019, the Company is in compliance in all material respects with such covenants.
Debt obligations consisted of the following as of September 30, 2020:
	As of September 30, 2020
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$1,000	$15,276	$1,000
Total debt	$50,000	$1,000	$15,276	$1,000
(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

Debt obligations consisted of the following as of December 31, 2019:
	As of December 31, 2019
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$6,500	$43,500	$6,500
Total debt	$50,000	$6,500	$43,500	$6,500
(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
For the three and nine months ended September 30, 2020, for the three months ended September 30, 2019, and for the period from May 6, 2019 (inception) to September 30, 2019 the components of interest expense were as follows:
				Period from May 6, 2019 (Inception) to September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020
(Amounts in thousands)
Interest expense	$27	$22	$189	$22
Amortization of deferred financing costs	40	8	94	8
Total interest expense	$67	$30	$283	$30
Average interest rate	2.08%	5.50%	2.88%	5.50%
Average daily borrowings	$217	$685	$5,553	$426
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

For the three and nine months ended September 30, 2020, the Administrator had the option to charge approximately $0.1 million and $0.4 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods. For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Administrator had the option to charge approximately $0.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods.

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

As of September 30, 2020, the Company had approximately $0.4 million payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities. As of December 31, 2019, the Company had approximately $0.4 million payable to Angelo Gordon for organizational, offering, and operating costs, which is included in "Due to affiliate", "Organizational costs payable to affiliate" and "Accrued expenses and other liabilities payable to affiliate" on the consolidated statement of assets and liabilities.

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

For the three and nine months ended September 30, 2020, the Company accrued approximately $94,000 and $259,000, respectively, of base management fees payable to the Advisor. For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Company accrued approximately $8,000 of base management fees payable to the advisor. As of September 30, 2020 and December 31, 2019, base management fees payable by the Company to the Advisor were approximately $94,000 and $45,000, respectively.

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
For the three and nine months ended September 30, 2020, the Company accrued approximately $38,000 and $114,000, respectively, of income incentive fees payable to the Advisor, of which $38,000 were unpaid as of September 30, 2020. For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Company did not accrue any incentive fees payable to the Advisor.  As of December 31, 2019, there was no income incentive fee or capital gains incentive fee payable to the Advisor.
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

Investment in Affiliated Fund
Fair value as of September 30, 2020 and September 30, 2019 and transactions during the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Fund at Fair Value for the Three Months Ended September 30, 2020

(Amounts in thousands)	Fair Value as of July 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,957	$25	$(23)	$-	$270	$2,229	$-
Total non-controlled/affiliated investments	$1,957	$25	$(23)	$-	$270	$2,229	$-

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Investment in Affiliated Fund at Fair Value for the Nine Months Ended September 30, 2020

(Amounts in thousands)	Fair Value as of January 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2019	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,641	$690	$(82)	$-	$(20)	$2,229	$-
Total non-controlled/affiliated investments	$1,641	$690	$(82)	$-	$(20)	$2,229	$-

	Investment in Affiliated Fund at Fair Value for the Three Months Ended September 30, 2019

(Amounts in thousands)	Fair Value as of July 1, 2019	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2019	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$-	$581	$-	$-	$-	$581	$-
Total non-controlled/affiliated investments	$-	$581	$-	$-	$-	$581	$-

	Investment in Afilliated Fund at Fair Value for the Period from May 6, 2019 (Inception) to September 30, 2019

(Amounts in thousands)	Fair Value as of May 6, 2019	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$-	$581	$-	$-	$-	$581	$-
Total non-controlled/affiliated investments	$-	$581	$-	$-	$-	$581	$-

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

As of September 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2020	December 31, 2019
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
Advanced Lighting Acquisition, LLC	$162	$324
Affinitiv, Inc.	248	372
ALM Media, LLC	647	689
AM Buyer, LLC	108	-
ASP Global Acquisition, LLC	320	-
Banner Buyer, LLC	1,343	1,295
BRTS Holdings, LLC	288	494
Copperweld Group, Inc.	294	294
Cosmetic Solutions, LLC	710	710
DealerOn Inc.	157	282
Empire Equipment Company, LLC	1,254	-
Engelman Baking Co., LLC	169	-

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	September 30, 2020	December 31, 2019
First lien senior secured debt (continued)	(Amounts in thousands)	(Amounts in thousands)
G2O Technologies, LLC	$207	$-
Groundworks Operations, LLC	566	-
Industrial Dynamics Company, Ltd.	188	235
Innovative FlexPak, LLC	627	-
Jansy Packaging, LLC	441	368
Kalkomey Enterprises, LLC	77	-
Lakeshirts LLC	597	796
Library Associates, LLC	211	-
Mattco Forge, Inc.	506	506
Nimlok Company, LLC	11	320
NSG Buyer, Inc.	294	294
Peak Investment Holdings, LLC	696	809
Reliable Medical Supply LLC	138	-
Revolution Plastics Buyer, LLC	704	704
SAMGI Buyer, Inc.	138	-
SCP ENT and Allergy Services, LLC	1,391	-
SCP Eye Care Services, LLC	1,474	2,772
Silver Falls MSO, LLC	704	903
Spear Education, LLC	474	-
Triad Technologies, LLC	188	282
Vanguard Packaging, LLC	446	535
Varsity DuvaSawko Operating Corp.	971	1,295
Total unfunded portfolio company commitments	$16,749	$14,279

As of September 30, 2020 and December 31, 2019, approximately $181,000 and $12,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
Investor Commitments
As of September 30, 2020 and December 31, 2019, the Company had $216.0 million in total capital commitments from investors ($148.0 million and $172.8 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of September 30, 2020, management was not aware of any material pending or threatened litigation.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 8.  Net Assets
Subscriptions and Drawdowns
The Company has the authority to issue 100,000,000 shares of its common stock with a par value of $0.001 per share.
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
During the nine months ended September 30, 2020 and for the period from May 6, 2019 (inception) to September 30, 2019, the Advisor delivered the following capital call notices to investors:

For the Nine Months Ended September 30, 2020
		Number of Common Shares Issued	Aggregate Offering Price ($ in millions)

Capital Drawdown Notice Date	Common Share Issuance Date
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	$8.64
Total		1,242,000	$24.84

For the Period from May 6, 2019 (inception) through September 30, 2019
		Number of Common Shares Issued	Aggregate Offering Price ($ in millions)

Capital Drawdown Notice Date	Common Share Issuance Date
July 22, 2019	July 29, 2019	912,500	$18.25
September 12, 2019	September 26, 2019	547,500	$10.95
Total		1,460,000	$29.20

Dividends

The following table reflects dividends declared on shares of the Company’s common stock during the nine months ended September 30, 2020:

For the Nine Months Ended September 30, 2020
Date Declared	Record Date	Payment Date	Dividend per Share
July 16, 2020	July 27, 2020	July 31, 2020	$0.20

There were no dividends declared for the period from May 6, 2019 (Inception) to September 30, 2019.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 9.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2020, for the three months ended September 30,2019 and for the period from May 6, 2019 (inception) to September 30, 2019:

				Period from May 6, 2019 (Inception) to September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020
(Amounts in thousands, except share and per share amounts)
Net increase (decrease) in net assets resulting from operations	$1,351	$(299)	$328	$(678)
Weighted average shares of common stock outstanding - basic and diluted	3,402,000	648,984	2,907,131	403,591
Earnings (loss) per common share - basic and diluted	$0.40	$(0.46)	$0.11	$(1.68)

Note 10.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. For the three and nine months ended September 30, 2020, permanent differences were approximately $73,000 and $409,000, respectively, consisting of nondeductible offering costs. For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, permanent differences were approximately $103,000, consisting of nondeductible offering costs.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding during the nine months ended September 30, 2020 and for the period from May 6, 2019 (inception) to September 30, 2019:

	Nine Months Ended September 30, 2020	Period from May 6, 2019 (Inception)
		to September 30,
(Amounts in thousands, except share and per share amounts)		2019
Per share data:
Net asset value, beginning of period	$19.77	$-
Net investment income (loss)(1)	0.45	(1.68)
Net realized and unrealized gain (loss) on investments(1)	(0.34)	-
Total from operations	0.11	(1.68)
Impact of issuance of common stock	0.07	21.22
Dividends declared from earnings	(0.20)	-
Total increase (decrease) in net assets	(0.02)	19.54
Net asset value, end of period	$19.75	$19.54
Shares outstanding, end of period	3,402,000	1,460,000
Total return(2)	0.9%	(2.3)%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	4.8%	7.7%
Ratio of net expenses to average net assets(3)(4)(6)	4.1%	6.9%
Ratio of net investment income (loss) to average net assets(3)(4)	2.4%	(5.3)%
Net assets, end of period	$67,189	$28,522
Weighted-average shares outstanding	2,907,131	403,591
Total capital commitments, end of period	$216,000	$146,000
Ratio of total contributed capital to total committed capital, end of period	31.5%	20.0%
Portfolio turnover rate(7)	18.5%	1.3%
Asset coverage ratio(8)	6,818.9%	328.2%

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)
Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period. The total return for the period from May 6, 2019 (inception) to September 30, 2019 is calculated using the denominator of the offering price of $20.00 per share on the initial capital call from investors on July 29, 2019.

(3)	Not annualized.
(4)
Average net assets are computed using the average balance of net assets at the end of each month of the reporting period. Average net assets for the period from May 6, 2019 (inception) to September 30, 2019, are computed using the average balance of net assets at the end of each month of the reporting period, beginning with the first capital call on July 29, 2019.

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

On October 15, 2020, the Board declared a dividend of $0.20 per share on the Company’s common stock, which is payable on October 30, 2020 to stockholders of record at the close of business on October 26, 2020.
On November 10, 2020, the Advisor issued a capital call notice to investors to call $10.8 million of capital commitments, due on November 24, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q, or this "report," we refer to AG Twin Brook BDC, Inc. as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment adviser, AG Twin Brook Manager, LLC, as our "Advisor," and we refer to the direct parent company of our Advisor, Angelo, Gordon & Co., L.P., as "Angelo Gordon." Angelo Gordon serves as the Company's Administrator and may also be referred to herein as “Administrator.”

Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the U.S. Department of the Treasury and the Federal Reserve, and the potential effects of actual and proposed legislation on us, our views on certain macroeconomic trends, and the impact of COVID-19. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks identified under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 10-K”) and any subsequent filings, including in our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2020. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
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

Overview
AG Twin Brook BDC, Inc. is a Delaware corporation formed on February 4, 2016.  We have elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, for tax purposes, we have elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  We were formed to provide risk-adjusted returns and current income to investors by investing primarily in middle market companies.
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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.  Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of September 30, 2020, we had $216 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
As a BDC, we must invest at least 70% of our assets in “eligible portfolio companies,” generally, U.S. private operating companies (or small U.S. public operating companies with a market capitalization of less than $250 million). As a BDC, we may also invest up to 30% of our portfolio in non-eligible portfolio company investments, such as investments in non-U.S. companies, which may include investments in a “passive foreign investment company” (a “PFIC”).  Because we have elected to be regulated as a BDC, and we intend to continue to qualify as a RIC under the Code, our portfolio will also be subject to the diversification and other requirements under the Code.

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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2020, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of September 30, 2020.

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

It is clear that these types of events are negatively impacting and will, for at least some time, continue to negatively impact our business and portfolio companies and in many instances the impact will be profound. For example, smaller and middle market companies in which we may invest are being significantly impacted by these events and the uncertainty caused by these events. With respect to loans to such companies, we have been, and may continue to be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of loans we hold decreases as a result of such events and the uncertainty they cause. Such events have caused us, and may continue to cause us, to suffer losses. We will also be negatively affected if the operations and effectiveness of our Adviser or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted as a result of the interruptions to regular business operations caused by COVID-19.

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

During the nine months ended September 30, 2020, we experienced unrealized losses across the fair value of our investments resulting from the COVID-19 pandemic. We experienced a decrease in our net assets resulting from operations for the first six months of 2020 and an increase for the three months ended September 30, 2020.

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

Portfolio and Investment Activity
As of September 30, 2020, based on fair value, our portfolio consisted of 96.52% first lien senior secured debt investments, a 0.01% sponsor subordinated note investment, and a 3.47% investment in an affiliated fund.

As of September 30, 2020, we had investments in thirty-eight portfolio companies with an aggregate fair value of $64.2 million.  As of December 31, 2019, we had investments in twenty-one portfolio companies with an aggregate fair value of $39.8 million.

Our investment activity for the three months ended September 30, 2020 and 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Amounts in thousands)	2020	2019
Principal amount of investments committed:
First lien senior secured debt investments	$5,038	$22,394
Investment in affiliated fund	25	581
Total principal amount of investments committed	$5,063	$22,975
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(331)	$(147)
Investment in affiliated fund	(23)	-
Total principal amount of investments sold or repaid	$(354)	$(147)
New debt investments(1):
New commitments	$3,637	$30,899
Number of new commitments in new portfolio companies(2)	2	11
Average new commitment amount	$1,819	$2,809
Weighted average term for new commitments (in years)	4.3	4.2
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	0.0%	0.0%

(1)  Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)  Number of new debt investment commitments represent commitments to a particular portfolio company.

As of September 30, 2020 and December 31, 2019, our investments consisted of the following:

	September 30, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$62,870	$61,966	$38,096	$38,156
Sponsor subordinated note	6	7	-	-
Investment in affiliated fund	2,249	2,229	1,641	1,641
Total investments	$65,125	$64,202	$39,737	$39,797

The table below describes investments by industry composition based on fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Aerospace and defense	3.3%	5.5%
Auto components	1.7%	-
Chemicals	9.4%	5.7%
Commercial services and supplies	8.8%	13.3%
Containers and packaging	7.6%	6.7%
Diversified consumer services	10.2%	6.6%
Electronic equipment, instruments and components	2.4%	3.7%
Food and staples retailing	1.1%	-
Health care equipment and supplies	1.0%	-
Health care providers and services	17.5%	14.4%
Health care technology	1.9%	-
Internet and direct marketing retail	2.2%	3.3%
IT services	4.4%	-
Machinery	1.5%	2.3%
Media	4.7%	7.8%
Metals and mining	2.2%	3.6%
Multisector holdings	3.5%	4.1%
Personal products	4.3%	7.0%
Software	3.6%	5.9%
Textiles, apparel and luxury goods	2.7%	3.9%
Trading companies and distributors	6.0%	6.2%
Total	100.0%	100.0%

Investments held as of September 30, 2020 and December 31, 2019 were based solely in the United States.

The weighted average yields and interest rates of our funded debt investments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Weighted average total yield of funded debt investments at cost	7.6%	7.9%
Weighted average total yield of funded debt investments at fair value	8.0%	7.9%
Weighted average interest rate of funded debt investments(1)	6.9%	7.4%
Weighted average spread over LIBOR of all floating rate funded debt investments	5.9%	5.6%

(1)  Calculated using actual interest rates in effect as of September 30, 2020 and December 31, 2019 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$-	-	$-	-
B	55,351	89.3%	38,156	100.0%
C	6,615	10.7	-	-
D	-	-	-	-
E	-	-	-	-
F	-	-	-	-
Total	$61,966	100.0%	$38,156	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$62,870	100.0%	$38,096	100.0%
Non-accrual	-	-	-	-
Total	$62,870	100.0%	$38,096	100.0%

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

Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019:

				Period from May 6, 2019 (Inception) to September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020
(Amounts in thousands)
Total investment income	$1,268	$208	$3,597	$208
Less: expenses	(678)	(508)	(2,291)	(887)
Net investment income (loss)	$590	$(300)	$1,306	$(679)
Net change in unrealized gain (loss)	760	-	(983)	-
Net realized gain (loss)	1	1	5	1
Net increase (decrease) in net assets resulting from operations	$1,351	$(299)	$328	$(678)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019 were as follows:

				Period from May 6, 2019 (Inception) to September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020
(Amounts in thousands)
Interest income	$1,201	$125	$3,399	$125
Other income	67	83	198	83
Total investment income	$1,268	$208	$3,597	$208

For the Three Months Ended September 30, 2020 and 2019
Total investment income increased to $1.3 million for the three months ended September 30, 2020 from $0.2 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $64.2 million at September 30, 2020 from $22.8 million at September 30, 2019.

For the Nine Months Ended September 30, 2020 and Period from May 6, 2019 (Inception) to September 30, 2019
Total investment income increased to $3.6 million for the nine months ended September 30, 2020 from $0.2 million for the period from May 6, 2019 (inception) to September 30, 2019 primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $64.2 million at September 30, 2020 from $22.8 million at September 30, 2019.

Expenses
Expenses for the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019 were as follows:

				Period from May 6, 2019 (Inception) to September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020
(Amounts in thousands)
Offering costs	$73	$103	$409	$103
Insurance fees	125	122	368	163
Administrative fees	85	101	358	101
Accounting fees	98	137	323	137
Interest	67	30	283	30
Professional fees	103	12	274	12
Management fees	94	8	259	8
Directors' fees	45	45	135	73
Income incentive fees	38	-	114	-
Organizational costs	-	32	-	342
Other	35	19	126	19
Total gross expenses	$763	$609	$2,649	$988
Less waivers:
Administrative fees waived	(85)	(101)	(358)	(101)
Total net expenses	$678	$508	$2,291	$887

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

For the three and nine months ended September 30, 2020, the Administrator had the option to charge approximately $0.1 million and $0.4 million, respectively, for certain costs and expenses allocable to us under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods. For the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019, the Administrator had the option to charge approximately $0.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods.

For the Three Months Ended September 30, 2020 and 2019
Total net expenses increased to $0.7 million for the three months ended September 30, 2020 from $0.5 million for the same period in the prior year primarily due to increases in professional fees, management fees, and income incentive fees. These increases were largely driven by our deployment of capital and increased balance of our investments.

For the Nine Months Ended September 30, 2020 and Period from May 6, 2019 (Inception) to September 30, 2019
Total net expenses increased to $2.3 million for the three months ended September 30, 2020 from $0.9 million for the period from May 6, 2019 (inception) to September 30, 2019 primarily due to increases in interest expense, professional fees, and management fees. These increases were largely a result of our operating for all nine months in 2020 and a shorter period of time in 2019.

Income Taxes, including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the nine months ended September 30, 2020 and for the period from May 6, 2019 (inception) to September 30, 2019, we did not accrue any U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the nine months ended September 30, 2020 and for the period from May 6, 2019 (inception) to September 30, 2019, we did not accrue any U.S. federal tax expense.

Net Change in Unrealized Gains (Losses) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2020, for the three months ended September 30, 2019, and for the period from May 6, 2019 (inception) to September 30, 2019, net unrealized gains (losses) on our investment portfolio were as follows:

				Period from May 6, 2019 (Inception) to September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020
(Amounts in thousands)
Net change in unrealized gain (loss) on investments	$760	$-	$(983)	$-
Net change in unrealized gain (loss) on investments	$760	$-	$(983)	$-

For the Three Months Ended September 30, 2020 and 2019
For the three months ended September 30, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2020. The primary drivers of our portfolio's unrealized gains were changing market conditions resulting in credit spreads tightening during the three months ended September 30, 2020.

For the Nine Months Ended September 30, 2020 and Period from May 6, 2019 (Inception) to September 30, 2019
For the nine months ended September 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments compared to December 31, 2019. The primary drivers of our portfolio's unrealized losses were changing market conditions resulting in credit spreads widening during the nine months ended September 30, 2020.

Net Realized Gains (Losses) on Investments
The realized gains and losses on fully and partially exited portfolio companies during the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from May 6, 2019 (inception) to September 30, 2019 were as follows:

				Period from May 6, 2019 (Inception) to September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020
(Amounts in thousands)
Net realized gain (loss) on investments	$1	$1	$5	$1
Net realized gain (loss) on investments	$1	$1	$5	$1

For the Three Months Ended September 30, 2020 and 2019
There were no significant changes in net realized gains on investments for the three months ended September 30, 2020 as compared to the same period in the prior year.

For the Nine Months Ended September 30, 2020 and Period from May 6, 2019 (Inception) to September 30, 2019
There were no significant changes in net realized gains on investments for the nine months ended September 30, 2020 as compared to the period from May 6, 2019 (inception) to September 30, 2019.

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

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of September 30, 2020, the Company’s asset coverage ratio was 6,818.9%.  As of  December 31, 2019, our asset coverage ratio was  756.9%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2020, taken together with our uncalled capital commitments of $148.0 million and available debt capacity of $15.3 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of September 30, 2020, we had $3.9 million in cash.  During the nine months ended September 30, 2020, we used $23.7 million in cash for operating activities, primarily as a result of funding portfolio investments of $34.8 million, partially offset by sales and paydowns of portfolio investments of $9.6 million, and other operating activities of $1.5 million.  Cash provided by financing activities was $18.5 million during the period, which was primarily the result of proceeds from the issuance of shares of $24.8 million, partially offset by net payments on our credit facility of $5.5 million, dividend payments of $0.7 million, and payments for deferred financing and offering costs of $0.1 million.

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

Equity
Subscriptions and Drawdowns
We have the authority to issue 100,000,000 shares of our common stock with a par value of $0.001 per share.

We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investors.

During the nine months ended September 30, 2020 and for the period from May 6, 2019 (inception) to September 30, 2019, our Advisor delivered the following capital call notices to investors:

For the Nine Months Ended September 30, 2020
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	8.64
Total		1,242,000	$24.84

For the Period from May 6, 2019 (inception) to September 30, 2019
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
July 22, 2019	July 29, 2019	912,500	$18.25
September 12, 2019	September 26, 2019	547,500	10.95
Total		1,460,000	$29.20

Dividends
The following table reflects dividends declared on shares of the Company’s common stock during the nine months ended September 30, 2020:
For the Nine Months Ended September 30, 2019
Date Declared	Record Date	Payment Date	Dividend per Share
July 16, 2020	July 27, 2020	July 31, 2019	$0.20
There were no dividends declared for the period from May 6, 2019 (inception) to September 30, 2019.

Debt
Subscription Facility
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  As of September 30, 2020, the Company’s  asset coverage ratio was 6,818.9%.  As of December 31, 2019, our asset coverage was 756.9%.

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

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of September 30, 2020, the outstanding borrowings under the Subscription Facility bore interest at an all-in rate of 1.66%. As of December 31, 2019, the outstanding borrowings under the Subscription Facility bore interest at all-in rates ranging from 3.19% to 3.31%.  In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of September 30, 2020, we are in compliance with such covenants.
Debt obligations consisted of the following as of September 30, 2020 and December 31, 2019:
	As of September 30, 2020
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$1,000	$15,276	$1,000
Total debt	$50,000	$1,000	$15,276	$1,000
(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

	As of December 31, 2019
(Amounts in thousands)	Aggregate Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$6,500	$43,500	$6,500
Total debt	$50,000	$6,500	$43,500	$6,500
(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

For the three and nine months ended September 30, 2020, the three months ended September 30, 2019 and for the period from May 6 2019 (inception) through September 30, 2019, the components of interest expense were as follows:
				Period from May 6, 2019 (Inception) to September 30, 2019
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020
(Amounts in thousands)
Interest expense	$27	$22	$189	$22
Amortization of deferred financing costs	40	8	94	8
Total interest expense	$67	$30	$283	$30
Average interest rate	2.08%	5.50%	2.88%	5.50%
Average daily borrowings	$217	$685	$5,553	$426
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

As of September 30, 2020 and December 31, 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2020	December 31, 2019
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
Advanced Lighting Acquisition, LLC	$162	$324
Affinitiv, Inc.	248	372
ALM Media, LLC	647	689
AM Buyer, LLC	108	-
ASP Global Acquisition, LLC	320	-
Banner Buyer, LLC	1,343	1,295
BRTS Holdings, LLC	288	494
Copperweld Group, Inc.	294	294
Cosmetic Solutions, LLC	710	710
DealerOn Inc.	157	282
Empire Equipment Company, LLC	1,254	-
Engelman Baking Co., LLC	169	-
G2O Technologies, LLC	207	-
Groundworks Operations, LLC	566	-
Industrial Dynamics Company, Ltd.	188	235
Innovative FlexPak, LLC	627	-
Jansy Packaging, LLC	441	368
Kalkomey Enterprises, LLC	77	-
Lakeshirts LLC	597	796
Library Associates, LLC	211	-
Mattco Forge, Inc.	506	506

Portfolio Company	September 30, 2020	December 31, 2019
First lien senior secured debt (continued)	(Amounts in thousands)	(Amounts in thousands)
Nimlok Company, LLC	$11	$320
NSG Buyer, Inc.	294	294
Peak Investment Holdings, LLC	696	809
Reliable Medical Supply LLC	138	-
Revolution Plastics Buyer, LLC	704	704
SAMGI Buyer, Inc.	138	-
SCP ENT and Allergy Services, LLC	1,391	-
SCP Eye Care Services, LLC	1,474	2,772
Silver Falls MSO, LLC	704	903
Spear Education, LLC	474	-
Triad Technologies, LLC	188	282
Vanguard Packaging, LLC	446	535
Varsity DuvaSawko Operating Corp.	971	1,295
Total unfunded portfolio company commitments	$16,749	$14,279

As of September 30, 2020 and December 31, 2019, approximately $181,000 and $12,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.

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

Investor Commitments
As of September 30, 2020 and December 31, 2019, the Company had $216.0 million in total capital commitments from investors ($148.0 million and $172.8 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Contractual Obligations
A summary of our contractual payment obligations under our subscription facility as of September 30, 2020 is as follows:

	Payments Due by Period
		Less than			More than
(Amounts in millions)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Subscription facility	$1.0	$-	$1.0	$-	$-
Total contractual obligations	$1.0	$-	$1.0	$-	$-

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

As of September 30, 2020, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$0.8	$-	$0.8
Up 100 basis points	$0.1	$-	$0.1
Down 100 basis points	$-	$-	$-
Down 200 basis points	$-	$-	$-

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

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2020, other than as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 has caused, and for an unknown period of time, will continue to cause, disruptions in global debt and equity markets and economies in regions in which we operate.

In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the U.S. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby.  With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i)  government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit and other financing instruments; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these  markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and the returns to us, among other things. As of the date of this Quarterly Report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on our business, the Advisor and portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could materially adversely affect our and our portfolio companies’ operating results.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact our business, our portfolio companies and our investments, it is clear that these types of events are negatively impacting and will, for at least some time, continue to negatively impact us and our portfolio companies and in many instances the impact will be profound.  Many of the middle market companies in which we may invest are being significantly negatively impacted by these emerging events and the uncertainty caused by these events.  With respect to loans to such companies, our business will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of our loans decrease as a result of such events and the uncertainty they cause. Such emerging events, to the extent experienced, will cause us to suffer a loss on our investments or interest thereon. We will also be negatively affected if the operations and effectiveness of the Advisor or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted as a result of interruptions to regular business operations. For more information regarding the impact of current events and market conditions on our business and our portfolio companies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increased volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets has resulted, and may continue to result, in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by us, and has affected and may continue to affect, the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require us to determine the fair value of our investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While our investments are not publicly traded, as part of our valuation process we consider a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect our investment valuations.

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

Exhibit No.		Description
10.5		Form of Transfer Agency and Registrar Services Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)
31.1	*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Vishal Sheth pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Vishal Sheth pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AG TWIN BROOK BDC, INC.

November 12, 2020	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

November 12, 2020	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)