Form 10-K
period 2020-12-31
AG Twin Brook BDC, Inc.
filed 2021-03-11
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

As of March 11, 2021, the registrant had 4,482,000 shares of common stock, $0.001 par value per share, outstanding.

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are summarized below. Please refer to Item 1A for a more detailed description of each risk.

●         We operate in a highly competitive market for investment opportunities.

●         There is a limited availability of suitable investment opportunities.

●         Our ability to achieve our investment objective depends on the Advisor’s ability to identify, invest in and monitor companies that meet our investment criteria.

●         We may need additional capital to fund new investments and grow our portfolio of investments.

●         Shareholders may experience dilution.

●         We are limited in our ability to enter into transactions with affiliates.

●         We are and we will remain an “emerging growth company” as defined in the JOBS Act.

●         General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital.

●         Changes in the method pursuant to which LIBOR is determined, or a discontinuation of LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

●         Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.

●         We may experience fluctuations in our Net Asset Value.

●         We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

●         Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest.

●         Our executive officers and directors, our Advisor, Angelo Gordon and their affiliates, officers, directors and employees may face certain conflicts of interest.

●         The Company will invest in the debt obligations or securities of middle market and/or less well-established companies. While middle market companies may have potential for rapid growth, they often involve higher risks than larger companies.

●         The Company’s performance and returns may be affected by the default or perceived credit impairment of investments made by the Company and by general or sector specific credit spread widening.

●         Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor.

●         The Company will make investments that are potentially illiquid.

●         We are subject to the risks involved with originating and purchasing loans.

●         Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.

●         Our business may be adversely affected if we fail to maintain our qualification as a RIC.

●         The outbreak of COVID-19 has caused, and for an unknown period of time, will continue to cause, disruptions in global debt and equity markets and economies in regions in which we operate.

●         We currently are operating in a period of capital markets disruption, significant volatility and economic uncertainty.

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
The Investment Team
The Angelo Gordon Chicago-based direct lending investment team (the “Investment Team”) provided to our Advisor pursuant to the Resource Sharing Agreement is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2020, the Investment Team was comprised of over forty-five investment professionals, all of whom dedicate a substantial portion of their time to supporting lending to U.S. middle market companies. In addition, the team has five dedicated operations professionals, two of whom have over a decade of experience. The team also has a dedicated Chief Financial Officer and dedicated accounting professionals (in both Chicago and New York). These individuals may have additional responsibilities other than those relating to us, but generally allocate the vast majority of their time in support of our business and our investment objective as a whole. In addition, the Advisor believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
Given this very rigorous underwriting process, only a small percentage of the transactions that are screened are expected to be approved and closed. From the build out of the initial Investment Team from October 2014 through December 2020, the team had screened over 7,000 deals from over 600 private equity sponsors and closed on 231 transactions.  This represents less than 4% of total deals screened; the Investment Team anticipates remaining highly selective in terms of transactions going forward.
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
As of December 31, 2020 and 2019, we had investments in fifty-one and twenty-one portfolio companies, respectively, with an aggregate fair value of $79.5 million and $39.8 million, respectively.  As of December 31, 2020 and 2019, our investments consisted of the following:
	December 31, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$76,415	$75,805	$38,096	$38,156
Sponsor subordinated note	7	7	-	-
Investment in affiliated fund	3,201	3,721	1,641	1,641
Total investments	$79,623	$79,533	$39,737	$39,797
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
About Angelo Gordon
Angelo Gordon was founded in 1988 and had approximately $43 billion in assets under management as of December 31, 2020. Angelo Gordon is a privately held firm specializing in global alternative (non-traditional) investments with a total return orientation. The firm manages capital across four primary strategies: (i) real estate, (ii) corporate credit, (iii) direct lending and (iv) securitized products. Funds are managed in single-strategy vehicles or multi-strategy vehicles. The firm believes that a great deal of synergy exists among the investment teams, and their ability to work together has proven to be a key element in the firm’s success. In each discipline, the firm seeks to generate total returns, in all market environments and with less volatility than the overall markets, by exploiting market inefficiencies and capitalizing on situations that are not in the mainstream of investment opportunities. Angelo Gordon is an SEC registered investment adviser.

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
(3)
The “catch-up” provision is intended to provide our Advisor with an incentive fee of approximately 16.75% on all of our pre-incentive fee net investment income when our net investment income exceeds 1.201201% in any calendar quarter.

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
We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of December 31, 2020.

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
 Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisor or its affiliates, pursuant to the terms of the Investment Management Agreement and the Administration Agreement. Each of our executive officers is employed by the Advisor or its affiliates. Our day-to-day investment operations are managed by the Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Advisor or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we may reimburse the Advisor for the allocable portion of the compensation paid by the Advisor (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). See “— Investment Management Agreement; Administration Agreement”.

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
Compliance Policies and Procedures
We and our Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Adam Freedman currently serves as our Chief Compliance Officer.
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
Election to be Taxed as a RIC
We have elected to be treated, and intend to continue to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any income or gains that we timely distribute as dividends to our stockholders. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize.
To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to continue to qualify as a RIC, we must timely distribute dividends to our stockholders of an amount generally at least equal to 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).
Taxation as a RIC
If we continue to qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) as dividends to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
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
In order to continue to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
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
▪
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

▪
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
Failure to Qualify as a RIC
If we fail to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, we might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code apply (which might, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If we fail to continue to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate U.S. federal income tax rates (and we also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. We will not be able to deduct distributions to our stockholders, nor will distributions to our stockholders be required to be made for U.S. federal income tax purposes. Any distributions we make generally will be taxable to our U.S. stockholders as ordinary dividend income and, subject to certain limitations under the Code, will be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. stockholders, to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code,

U.S. stockholders that are corporations for U.S. federal income tax purposes generally will be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits will be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions will be treated as a capital gain.
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

The United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. Based on the FCA and ICE Benchmark Administration (“IBA”) announcements from November 2020, market participants expect that non-USD denominated IBOR, one week USD LIBOR, and two month USD LIBOR will no longer be sustained after 2021. All other USD LIBOR will no longer be sustained after June 30, 2023. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.
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
Second-Lien, or Other Subordinated Loans or Debt Risk
We may acquire and/or originate second-lien or other subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. If a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on our loan or on debt senior to our loan, or in the event of the bankruptcy of a borrower, our loan will be satisfied only after all senior debt is paid in full. Our ability to amend the terms of our loans, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to our loans exists.
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
Credit Risk
Our performance and returns may be affected by the default or perceived credit impairment of investments made by the Company and by general or sector specific credit spread widening. Credit risks associated with the investments include (among others): (i) the possibility that earnings of the obligor may be insufficient to meet its debt service obligations; (ii) the obligor’s assets declining in value; and (iii) the declining creditworthiness, default and potential for insolvency of the obligor during periods of rising interest rates and economic downturn. An economic downturn and/or rising interest rates could severely disrupt the market for the investments and adversely affect the value of the investments and the ability of the obligors thereof to repay principal and interest. In turn, this could have a material adverse effect on our performance, and, by extension, our business, financial condition, results of operations and net asset value. In the event of a default by a borrower, we will bear a risk of loss of principal and accrued interest on that investment. Any such investment may become defaulted for a variety of reasons, including non-payment of principal or interest, as well as breaches of contractual covenants. A defaulted investment may become subject to workout negotiations or may be restructured by, for example, reducing the interest rate, a write-down of the principal, and/or changes to its terms and conditions. Any such process may be extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on the defaulted investment. In addition, significant costs might be imposed on the lender, further affecting the value of the investment. The liquidity in such defaulted investments may also be limited and, where a defaulted investment is sold, it is unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest owed on that investment. This would have a material adverse effect on the net asset value of our portfolio, and, by extension, our business, financial condition, results of operations and net asset value. In the case of secured loans, restructuring can be an expensive and lengthy process which could have a material negative effect on our anticipated return on the restructured loan. By way of example, it would not be unusual for any costs of enforcement to be paid out in full before the repayment of interest and principal. This would substantially reduce our anticipated return on the restructured loan.
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
Publicly-Traded Investments
While not a primary strategy, in certain circumstances our investment portfolio may contain securities and obligations issued by publicly-held companies. Such investments may subject us to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such securities at certain times, increased likelihood of shareholder litigation against such companies’ board members, including Angelo Gordon investment professionals and increased costs associated with each of the aforementioned risks. In the event that we acquire fixed income securities and/or other instruments that are publicly traded, we will be subject to certain inherent risks. In some circumstances, we may be unable to obtain financial covenants or other contractual rights, including management rights that it might otherwise be able to obtain in making privately-negotiated debt investments. Moreover, we may not have the same access to information in connection with investments in public instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated debt investment.
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

Federal Income Tax Risks

Possibility of Corporate-Level Income Tax
In order to continue to qualify and be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements under the Code. The distribution requirement for a RIC is satisfied if we distribute dividends in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders. We will be subject, to the extent we use a Subscription Facility, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to enable us to maintain RIC tax treatment. If we are unable to obtain cash from other sources, we may not continue to qualify for or maintain RIC tax treatment and, thus, may be subject to corporate-level income tax. To continue to qualify for or maintain RIC tax treatment, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to continue to qualify for or maintain RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.
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
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, as dividends to our stockholders in order to maintain our RIC tax treatment. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may not continue to qualify for or maintain RIC tax treatment and thus be subject to corporate-level income tax.
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
Maintaining our Qualification as a RIC and Investments Made through Taxable Subsidiaries
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”  The minimum annual distribution requirement for a RIC will be satisfied if we distribute dividends to our stockholders in respect of each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid. In this regard, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We would be taxed, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement with respect to each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. Because we may use a Subscription Facility, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (1) be required to pay excise tax and (2) fail to continue to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).
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
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to continue to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
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
If we fail to meet our contractual obligations related to a portfolio investment due to a defaulting stockholder, the relevant portfolio company may have a cause of action against us, which may include a claim against our assets other than our interest in such portfolio company. A creditor of the Company (including a portfolio company with respect to which we have failed to meet our contractual obligations) will not be bound to satisfy its claims from the assets attributable to a particular portfolio investment and such creditor generally may seek to satisfy its claims from the assets of the Company as a whole. As a result, if a creditor’s claims relating to a particular portfolio investment exceed the net assets attributable to that portfolio investment, our remaining assets will likely be subject to such claim.
General Risk Factors
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
Risks Associated with COVID-19 and Disruptions in the Global Debt and Equity Market
In late 2019 and early 2020, COVID-19 emerged in China and spread rapidly to across the world, including to the U.S. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby.  With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i)  government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit and other financing instruments; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these  markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and the returns to us, among other things.
Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact our business, our portfolio companies and our investments, it is clear that these types of events negatively impacted our portfolio companies. With respect to loans to such companies, our business will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business permanently, and/or (iii) the value of our loans decrease as a result of such events and the uncertainty they cause. Such emerging events, to the extent experienced, will cause us to suffer a loss on our investments or interest thereon. We will also be negatively affected if the operations and effectiveness of the Advisor or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted as a result of interruptions to regular business operations. For more information regarding the impact of current events and market conditions on our business and our portfolio companies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Holders
As of March 11, 2021, we had four stockholders of record.

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

Item 6. Selected Financial Data
The following table below sets forth our selected consolidated historical financial data for the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K.

	Year Ended December 31, 2020	Period from May 6, 2019 (Inception) to December 31, 2019

($ in thousands, except per share amounts)
Consolidated Statement of Operations Data
Income
Total investment income	$5,093	$1,018
Expenses
Total expenses	3,062	1,556
Net investment income (loss) before taxes	2,031	(538)
Income tax expense, including excise tax	-	34
Net investment income (loss) after taxes	2,031	(572)
Net realized gain (loss) on investments	5	13
Net change in unrealized gain (loss) on investments	(150)	60
Increase (decrese) in net assets resulting from operations	1,886	(499)
Earnings (loss) per share - basic and diluted	$0.61	$(0.54)

($ in thousands, except per share amounts)	December 31, 2020	December 31, 2019
Consolidated Statement of Assets and Liabilities Data
Cash	$10,320	$9,008
Investments at fair value	79,533	39,797
Total assets	90,432	49,739
Subscription facility	-	6,500
Total liabilities	1,931	7,038
Total net assets	$88,501	$42,701
Net asset value per share	$19.75	$19.77

Other Data
Number of portfolio companies	51	21
Distributions declared per share	$0.66	$-
Total return based on net asset value (1)	3.2%	(1.2)%
Weighted average yield of funded debt investments at cost	7.7%	7.9%
Weighted average yield of funded debt investments at fair value	7.9%	7.9%
Weighted average interest rate of funded debt investments (2)	7.0%	7.4%
Weighted average spread over LIBOR of all floating rate funded debt investments	5.9%	5.6%

(1)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the opening NAV per share at the beginning of the period. The total return for the period from May 6, 2019 (inception) to December 31, 2019 is calculated using the denominator of the offering price of $20.00 per share on the initial capital call from investors on July 29, 2019.

(2)	Calculated using actual interest rates in effect as of December 31, 2020 and 2019 based on borrower elections.

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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.  Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of December 31, 2020, we had $216 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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

Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2020, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of December 31, 2020.

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

During the year ended December 31, 2020, we experienced unrealized losses across the fair value of our investments resulting from the COVID-19 pandemic. We experienced a decrease in our net assets resulting from operations for the first six months of 2020 and an increase for the six months ended December 31, 2020.

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

Portfolio and Investment Activity
As of December 31, 2020, based on fair value, our portfolio consisted of 95.31% first lien senior secured debt investments, a 0.01% sponsor subordinated note investment, and a 4.68% investment in an affiliated fund. As of December 31, 2019, based on fair value, our portfolio consisted of 95.9% first lien senior secured debt investments and a 4.1% investment in an affiliated fund.

As of December 31, 2020, we had investments in fifty-one portfolio companies with an aggregate fair value of $79.5 million. As of December 31, 2019, we had investments in twenty-one portfolio companies with an aggregate fair value of $39.8 million.

Our investment activity for the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended December 31, 2020	Period from May 6, 2019 (Inception) to December 31, 2019

(Amounts in thousands)
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$52,638	$43,200
Sponsor subordinated note	7	-
Investment in affiliated fund	1,697	1,641
Total principal amount of investments committed	$54,342	$44,841
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(5,292)	$(5,202)
Investment in affiliated fund	(137)	-
Total principal amount of investments sold or repaid	$(5,429)	$(5,202)
New debt investments(1):
New commitments	$50,225	$54,851
Number of new commitments in new portfolio companies(2)	30	21
Average new commitment amount	$1,674	$2,612
Weighted average term for new commitments (in years)	5.2	4.8
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	0.0%	0.0%

(1) Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2) Number of new debt investment commitments represent commitments to a particular portfolio company.

As of December 31, 2020 and 2019, our investments consisted of the following:

	December 31, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$76,415	$75,805	$38,096	$38,156
Sponsor subordinated note	7	7	-	-
Investment in affiliated fund	3,201	3,721	1,641	1,641
Total investments	$79,623	$79,533	$39,737	$39,797

The table below describes investments by industry composition based on fair value as of December 31, 2020 and 2019:
	December 31, 2020	December 31, 2019
Aerospace and defense	2.7%	5.5%
Auto components	1.5%	–
Chemicals	8.4%	5.7%
Commercial services and supplies	7.0%	13.3%
Containers and packaging	7.0%	6.7%
Diversified consumer services	9.8%	6.6%
Electronic equipment, instruments and components	2.0%	3.7%
Food and staples retailing	0.9%	–
Food products	1.3%	–
Gas utilities	1.6%	–
Health care equipment and supplies	0.8%	–
Health care providers and services	24.0%	14.4%
Health care technology	1.6%	–
Internet and direct marketing retail	2.5%	3.3%
IT services	3.4%	–
Machinery	1.1%	2.3%
Media	3.4%	7.8%
Metals and mining	2.6%	3.6%
Multisector holdings	4.7%	4.1%
Personal products	3.5%	7.0%
Software	2.9%	5.9%
Textiles, apparel and luxury goods	2.0%	3.9%
Trading companies and distributors	5.3%	6.2%
Total	100.0%	100.0%

Investments held as of December 31, 2020 and 2019 were based solely in the United States.

The weighted average yields and interest rates of our funded debt investments as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted average total yield of funded debt investments at cost	7.7%	7.9%
Weighted average total yield of funded debt investments at fair value	7.9%	7.9%
Weighted average interest rate of funded debt investments (1)	7.0%	7.4%
Weighted average spread over LIBOR of all floating rate funded debt investments	5.9%	5.6%

(1) Calculated using actual interest rates in effect as of December 31, 2020 and 2019 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
		Percentage of		Percentage of
	Investments	Total	Investments	Total
Investment Rating	at Fair Value	Debt Investments	at Fair Value	Debt Investments
(Amounts in thousands)
A	$-	-	$-	-
B	68,960	91.0%	38,156	100.0%
C	6,845	9.0%	-	-
D	-	-	-	-
E	-	-	-	-
F	-	-	-	-
Total	$75,805	100.0%	$38,156	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$76,415	100.0%	$38,096	100.0%
Non-accrual	-	-	-	-
Total	$76,415	100.0%	$38,096	100.0%

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

Results of Operations
The following table represents the operating results for the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019:

		Period from May 6, 2019
	Year Ended	(Inception) to
(Amounts in thousands)	December 31, 2020	December 31, 2019
Total investment income	$5,093	$1,018
Less: expenses	(3,062)	(1,556)
Net investment income (loss) before taxes	2,031	(538)
Income tax expense, including excise tax	-	(34)
Net investment income (loss) after taxes	2,031	(572)
Net change in unrealized gain (loss)	(150)	60
Net realized gain (loss)	5	13
Net increase (decrease) in net assets resulting from operations	$1,886	$(499)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019 was as follows:

		Period from May 6, 2019
	Year Ended	(Inception) to
(Amounts in thousands)	December 31, 2020	December 31, 2019
Interest income	$4,741	$822
Other income	352	196
Total investment income	$5,093	$1,018

Investment income increased to $5.1 million for the year ended December 31, 2020 from $1.0 million for the period from May 6, 2019 (inception) to December 31, 2019 primarily due to our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $79.5 million at December 31, 2020 from $39.8 million at December 31, 2019.

Expenses
Expenses for the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019 were as follows:

		Period from May 6, 2019
	Year Ended	(Inception) to
(Amounts in thousands)	December 31, 2020	December 31, 2019
Insurance fees	$492	$285
Administrative fees	450	221
Accounting fees	426	283
Offering costs	415	281
Interest	366	95
Management fees	364	53
Professional fees	339	38
Income incentive fees	213	-
Directors' fees	180	118
Organizational costs	-	367
Other	175	36
Total gross expenses	$3,420	$1,777
Less waivers:
Administrative fees waived	(358)	(221)
Total net expenses	$3,062	$1,556

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

For the year ended December 31, 2020, the Administrator had the option to charge approximately $0.5 million for certain costs and expenses allocable to us under the terms of the Administration Agreement, of which $0.4 million for the first three quarters of 2020 were waived and borne by the Administrator. For the period from May 6, 2019 (inception) to December 31, 2019, the Administrator had the option to charge approximately $0.2 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator.

Total expenses increased to $3.1 million for the year ended December 31, 2020 from $1.6 million for the period from May 6, 2019 (inception) to December 31, 2019 primarily due to increases in management and incentive fees, interest expense and professional fees. These increases were largely a result of our operating for a full year in 2020 and a shorter period of time in 2019.

Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To continue to qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the year ended December 31, 2020, we did not accrue U.S. federal excise tax. For the period from May 6, 2019 (inception) to December 31, 2019, we accrued U.S. federal excise tax of approximately $3,000.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the year ended December 31, 2020, we did not accrue U.S. federal tax expense related to fee income received. For the period from May 6, 2019 (inception) to December 31, 2019, we accrued approximately $31,000 of U.S. federal tax expense related to fee income received.

Net Change in Unrealized Gains (Losses) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019, net unrealized gains (losses) on our investment portfolio were as follows:

		Period from May 6, 2019
	Year Ended	(Inception) to
(Amounts in thousands)	December 31, 2020	December 31, 2019
Net change in unrealized gain (loss) on investments	$(150)	$60
Net change in unrealized gain (loss) on investments	$(150)	$60

For the year ended December 31, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments compared to December 31, 2019. The primary drivers of our portfolio’s unrealized losses were changing market conditions resulting in credit spreads widening during the year ended December 31, 2020.

Net Realized Gains (Losses) on Investments
The realized gains and losses on fully and partially exited portfolio companies for the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019 were as follows:

		Period from May 6, 2019
	Year Ended	(Inception) to
(Amounts in thousands)	December 31, 2020	December 31, 2019
Net realized gain (loss) on investments	$5	$13
Net realized gain (loss) on investments	$5	$13

There were no significant changes in net realized gains on investments for the year ended December 31, 2020 as compared to the period from May 6, 2019 (inception) to December 31, 2019.

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

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. There were no outstanding borrowings as of December 31, 2020. As of December 31, 2019, our asset coverage ratio was 756.9%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2020, taken together with our uncalled capital commitments of $126.4 million and available debt capacity of $13.9 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of December 31, 2020, we had $10.3 million in cash.  During the year ended December 31, 2020, we used $37.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $51.5 million, partially offset by sales and paydowns of portfolio investments of $11.9 million, and other operating activities of $2.5 million.  Cash provided by financing activities was $38.4 million during the year, which was primarily the result of proceeds from the issuance of shares of $46.4 million, partially offset by net payments on our credit facility of $6.5 million, dividend payments of $1.4 million, and payments for deferred financing and offering costs of $0.1 million.

As of December 31, 2019, we had $9.0 million in cash. During the period from May 6, 2019 (inception) to December 31, 2019, we used $39.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $44.8 million, partially offset by sales of portfolio investments of $5.2 million, and other operating activities of $0.2 million. Cash provided by financing activities was $48.8 million during the period, which was primarily the result of proceeds from the issuance of shares and proceeds from net borrowings on our credit facility.

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

During the year ended December 31, 2020, our Advisor delivered the following capital call notices to investors:

For the Year Ended December 31, 2020
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	$8.64
November 10, 2020	November 24, 2020	540,000	$10.80
December 9, 2020	December 23, 2020	540,000	$10.80
Total		2,322,000	$46.44

During the period from May 6, 2019 (inception) to December 31, 2019, our Advisor delivered the following capital call notices to investors:

For the Period from May 6, 2019 (Inception) to December 31, 2019
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
July 22, 2019	July 29, 2019	912,500	$18.25
September 12, 2019	September 26, 2019	547,500	$10.95
November 8, 2019	November 21, 2019	700,000	$14.00
Total		2,160,000	$43.20

Dividends
The following table reflects dividends declared on shares of the Company’s common stock during the year ended December 31, 2020:
For the Year Ended December 31, 2020
Date Declared	Record Date	Payment Date	Dividend per Share
July 16, 2020	July 27, 2020	July 31, 2020	$0.20
October 15, 2020	October 26, 2020	October 30, 2020	$0.20
December 21, 2020	December 30, 2020	January 29, 2021	$0.26

There were no dividends declared for the period from May 6, 2019 (inception) to December 31, 2019.

Debt
Subscription Facility
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  There were no outstanding borrowings as of December 31, 2020.  As of December 31, 2019, our asset coverage was 756.9%.

On August 14, 2019, we entered into a revolving credit facility (the “Subscription Facility”), pursuant to a Revolving Credit Agreement, as amended, with Wells Fargo Bank, National Association (the “Lender”).  The Subscription Facility enables us to request loans from the Subscription Facility Lender up to a maximum commitment of $15 million.  On December 11, 2020, the maximum commitment of the facility was reduced from $50 million to $15 million after we gave written notice to the Lender, in accordance with the Revolving Credit Agreement.  The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of our investors.  The total amount available under the Subscription Facility may be reduced as a result of decreases in the unfunded capital commitments of our investors as well as other provisions of the Subscription Facility agreement.

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of December 31, 2020, there were no outstanding borrowings. As of December 31, 2019, the outstanding borrowings under the Subscription Facility bore interest at all-in rates ranging from 3.19% to 3.31%.  In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of December 31, 2020, we are in compliance with such covenants. Debt obligations consisted of the following as of December 31, 2020 and 2019:
	As of December 31, 2020
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$-	$13,900	$-
Total debt	$15,000	$-	$13,900	$-
	As of December 31, 2019
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$6,500	$43,500	$6,500
Total debt	$50,000	$6,500	$43,500	$6,500

(1)  The amount available includes any limitations related to the Subscription Facility’s borrowing base.

For the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019, the components of interest expense were as follows:
	Year Ended December 31, 2020	Period from May 6,
		2019 (Inception) to
(Amounts in thousands)		December 31, 2019
Interest expense	$219	$68
Amortization of deferred financing costs	147	27
Total interest expense	$366	$95
Average interest rate	2.78%	3.25%
Average daily borrowings	$4,622	$1,133

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

As of December 31, 2020 and 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2020	December 31, 2019
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$-
Advanced Lighting Acquisition, LLC	162	324
Affinitiv, Inc.	248	372
ALM Media, LLC	971	689
AM Buyer, LLC	108	-
Anne Arundel Dermatology Management, LLC	780	-
Apex Dental Partners, LLC	600	-
Aquatic Sales Solutions, LLC	135	-
ASP Global Acquisition, LLC	534	-
Banner Buyer, LLC	1,343	1,295
Beacon Oral Specialists Management LLC	686	-
BRTS Holdings, LLC	341	494
Copperweld Group, Inc.	400	294
Cosmetic Solutions, LLC	710	710
DealerOn Inc.	314	282
Empire Equipment Company, LLC	1,254	-
Engelman Baking Co., LLC	157	-
G2O Technologies, LLC	207	-
Geriatric Medical and Surgical Supply, LLC	270	-
Groundworks Operations, LLC	739	-
Hydromax USA, LLC	330	-

Portfolio Company	December 31, 2020	December 31, 2019
First lien senior secured debt (continued)	(Amounts in thousands)	(Amounts in thousands)
Industrial Dynamics Company, Ltd.	$141	$235
Innovative FlexPak, LLC	627	-
Jansy Packaging, LLC	676	368
Kalkomey Enterprises, LLC	77	-
Lakeshirts LLC	703	796
Legility, LLC	123	-
Library Associates, LLC	211	-
Mattco Forge, Inc.	506	506
Montway LLC	825	-
MRC Keeler Acquisition, LLC	300	-
Nimlok Company, LLC	11	320
NSG Buyer, Inc.	294	294
Peak Dental Services, LLC	636	-
Peak Investment Holdings, LLC	809	809
Perimeter Brands Intermediate Holdco LLC	210	-
Reliable Medical Supply LLC	138	-
Revolution Plastics Buyer, LLC	492	704
SAMGI Buyer, Inc.	138	-
SCP ENT and Allergy Services, LLC	1,287	-
SCP Eye Care Services, LLC	469	2,772
Silver Falls MSO, LLC	178	903
Southeast Primary Care Partners, LLC	525	-
Spear Education, LLC	474	-
Teel Plastics, LLC	324	-
Triad Technologies, LLC	282	282
Vanguard Packaging, LLC	535	535
Varsity DuvaSawko Operating Corp.	474	1,295
Vital Care Buyer, LLC	580	-
Total unfunded portfolio company commitments	$22,533	$14,279

As of December 31, 2020 and 2019, approximately $181,000 and $12,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.

In addition, the Company had a commitment to originate a loan, which closed subsequent to year end on January 20, 2021 for approximately $2.9 million.

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

Investor Commitments
As of December 31, 2020 and December 31, 2019, we had $216.0 million in total capital commitments from investors ($126.4 million and $172.8 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Contractual Obligations
We have no contractual payment obligations under our subscription facility as there were no borrowings outstanding as of December 31, 2020.

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

Income Taxes
We have elected to be regulated as a BDC under the 1940 Act.  We have also elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.  As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute timely to our shareholders as dividends.  To the extent we continue to qualify as a RIC, tax liability related to income that we earned and distributed represents obligations of our investors and will not be reflected in our consolidated financial statements.
To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. We will generally be subject to 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless we distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. We, at our discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the year ended December 31, 2020, we did not accrue U.S. federal excise tax. For the period from May 6, 2019 (inception) to December 31, 2019, we accrued U.S. federal excise tax of approximately $3,000.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the year ended December 31, 2020, we did not accrue U.S. federal tax expense related to fee income received. For the period from May 6, 2019 (inception) to December 31, 2019, we accrued approximately $31,000 of U.S. federal tax expense related to fee income received.

We evaluate tax positions taken or expected to be taken in the course of preparing the financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through December 31, 2020.
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

As of December 31, 2020, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$1.0	$-	$1.0
Up 100 basis points	$0.2	$-	$0.2
Down 100 basis points	$-	$-	$-
Down 200 basis points	$-	$-	$-

To a limited extent, we may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Statement	Page
Report of Independent Registered Public Accounting Firm	93
Consolidated Statements of Assets and Liabilities as of December 31, 2020 and 2019	94
Consolidated Statements of Operations for the Year ended December 31, 2020 and for the Period from May 6, 2019 (Inception) to December 31, 2019	95
Consolidated Statements of Changes in Net Assets for the Year ended December 31, 2020 and for the Period from May 6, 2019 (Inception) to December 31, 2019	96
Consolidated Statements of Cash Flows for the Year ended December 31, 2020 and for the Period from May 6, 2019 (Inception) to December 31, 2019	97
Consolidated Schedules of Investments as of December 31, 2020 and 2019	98
Notes to Consolidated Financial Statements	103

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AG Twin Brook BDC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of AG Twin Brook BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2020, and for the period May 6, 2019 (inception) through December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2020 and for the period May 6, 2019 (inception) through December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 by correspondence with the custodian and underlying investee companies. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, NY
March 11, 2021
We have served as the Company’s auditor since 2019.

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
 (Amounts in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $76,422	$75,812	$38,156
and $38,096, respectively)
Non-controlled/affiliated investments at fair value (amortized cost of $3,201	3,721	1,641
and $1,641, respectively)
Cash	10,320	9,008
Deferred financing costs	236	265
Interest receivable	181	99
Prepaid expenses	162	158
Due from affiliate	-	23
Deferred offering costs	-	389
Total assets	$90,432	$49,739
Liabilities
Subscription facility	$-	$6,500
Dividend payable	1,156	-
Accrued expenses and other liabilities payable to affiliate	459	348
Management fees payable	105	45
Income incentive fees payable	99	-
Deferred income	91	42
Interest payable	21	33
Due to affiliate	-	44
Organizational costs payable to affiliate	-	26
Total liabilities	1,931	7,038
Commitments and contingencies (Note 7)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized;	$4	$2
4,482,000 and 2,160,000 shares issued and outstanding, respectively
Additional paid-in-capital	88,919	42,914
Total distributable earnings (loss)	(422)	(215)
Total net assets	88,501	42,701
Total liabilities and net assets	$90,432	$49,739
Net asset value per share	$19.75	$19.77

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2020	Period from May
		6, 2019 (Inception)
		to December 31,
		2019
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$4,741	$822
Other	352	196
Total investment income from non-controlled, non-affiliated investments:	5,093	1,018
Total investment income	5,093	1,018
Expenses
Insurance fees	$492	$285
Administrative fees(1)	450	221
Accounting fees	426	283
Offering costs	415	281
Interest	366	95
Management fees	364	53
Professional fees	339	38
Income incentive fees	213	-
Directors' fees	180	118
Organizational costs	-	367
Other	175	36
Total gross expenses	3,420	1,777
Less waivers:
Administrative fees waived(1)	(358)	(221)
Total net expenses	3,062	1,556
Net investment income (loss) before taxes	2,031	(538)
Income tax expense, including excise tax	-	34
Net investment income (loss) after taxes	2,031	(572)
Net realized and unrealized gain (loss) on investments
Net realized gain (loss) from non-controlled, non-affiliated investments	$5	$13
Net change in unrealized gain (loss) on investments:
Non-controlled, non-affiliated investments	(670)	60
Non-controlled, affiliated investments	520	-
Total net realized and unrealized gain (loss) on investments	(145)	73
Net increase (decrease) in net assets resulting from operations	$1,886	$(499)
Net investment income (loss) per share - basic and diluted	$0.66	$(0.62)
Earnings (loss) per share - basic and diluted	$0.61	$(0.54)
Weighted average shares outstanding - basic and diluted	3,097,918	925,215

(1) Refer to Note 6 - Agreements and Related Party Transactons.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)

	Year Ended December 31, 2020	Period from May
		6, 2019 (Inception)
		to December 31,
		2019
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$2,031	$(572)
Net realized gain (loss) on investments	5	13
Net change in unrealized gain (loss) on investments	(150)	60
Net increase (decrease) in net assets resulting from operations	1,886	(499)
Dividends
Dividends declared from earnings	(2,526)	-
Net decrease in net assets resulting from dividends	(2,526)	-
Capital share transactions
Issuance of common shares	46,440	43,201
Return of common shares	-	(1)
Net increase in net assets resulting from capital share transactions	46,440	43,200
Total increase in net assets	45,800	42,701
Net assets (deficit), at beginning of period	42,701	-
Net assets, at end of period	$88,501	$42,701

Capital share activity
Shares sold	2,322,000	2,161,000
Shares returned	-	(1,000)
Net increase in shares outstanding	2,322,000	2,160,000
Dividends declared per share	$0.66	$-

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31, 2020	Period from May
		6, 2019 (Inception)
		to December 31,
		2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,886	$(499)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss	(5)	(13)
Net change in unrealized (appreciation) depreciation	150	(60)
Net accretion on debt instruments	(257)	(40)
Net paydown gain on debt instruments	(35)	(45)
Purchases and drawdowns of investments	(51,467)	(44,841)
Proceeds from sales and paydowns of investments	11,878	5,202
Amortization of deferred financing costs	147	27
Amortization of offering costs	415	281
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(82)	(99)
(Increase) decrease in prepaid expenses	(4)	(158)
(Increase) decrease in due from affiliate	23	(23)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	111	348
Increase (decrease) in management fees payable	60	45
Increase (decrease) in income incentive fees payable	99	-
Increase (decrease) in deferred income	49	42
Increase (decrease) in interest payable	(12)	33
Increase (decrease) in due to affiliate	(44)	-
Increase (decrease) in organizational costs payable to affiliate	(26)	26
Net cash used in operating activities	(37,114)	(39,774)
Cash flows from financing activities
Proceeds from issuance of common shares	46,440	43,200
Dividends paid	(1,370)	-
Borrowings on subscription facility	26,800	28,200
Payments on subscription facility	(33,300)	(21,700)
Payments for deferred financing costs	(118)	(292)
Payments for deferred offering costs	(26)	(626)
Net cash provided by financing activities	38,426	48,782
Net change in cash	1,312	9,008
Cash
Cash, beginning of period	9,008	-
Cash, end of period	$10,320	$9,008

Supplemental and non-cash information
Cash paid during the period for interest	$231	$35
Dividend payable	$1,156	$-
Cash paid during the period for income taxes	$-	$32
Non-cash return of common shares	$-	$1

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2020
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (4)
Aerospace and defense
Mattco Forge, Inc. (11)	First lien senior secured revolving loan	L+5.25%	12/6/2024	$506	$(8)	$(19)	(0.02)%
Mattco Forge, Inc. (8)	First lien senior secured term loan	L+5.25%	12/6/2024	2,213	2,177	2,133	2.40%
				2,719	2,169	2,114	2.38%
Auto components
Continental Battery Company (5)	First lien senior secured term loan	L+6.75%	12/14/2022	$1,172	$1,149	$1,157	1.31%
				1,172	1,149	1,157	1.31%
Chemicals
AM Buyer, LLC (7)	First lien senior secured revolving loan	L+6.75%	5/1/2025	$111	$-	$1	0.00%
AM Buyer, LLC (7)	First lien senior secured term loan	L+6.75%	5/1/2025	498	487	489	0.55%
G2O Technologies, LLC (11)	First lien senior secured revolving loan	L+6.50%	3/31/2025	207	(4)	(4)	(0.00)%
G2O Technologies, LLC (7)	First lien senior secured term loan	L+6.50%	3/31/2025	1,577	1,546	1,550	1.75%
Revolution Plastics Buyer, LLC (5)	First lien senior secured revolving loan	L+5.00%	8/15/2025	704	200	202	0.23%
Revolution Plastics Buyer, LLC (5)(7)	First lien senior secured term loan	L+5.00%	8/15/2025	2,676	2,627	2,642	2.99%
Teel Plastics, LLC (11)	First lien senior secured revolving loan	L+5.00%	1/24/2025	324	(5)	(6)	(0.01)%
Teel Plastics, LLC (5)	First lien senior secured term loan	L+5.00%	1/24/2025	1,861	1,830	1,825	2.06%
				7,958	6,681	6,699	7.57%
Commercial services and supplies
BRTS Holdings, LLC (7)	First lien senior secured delayed draw term loan	L+5.75%	9/6/2022	$175	$127	$127	0.14%
BRTS Holdings, LLC (7)(13)	First lien senior secured revolving loan	L+5.75%	9/6/2022	588	290	290	0.33%
BRTS Holdings, LLC (7)	First lien senior secured term loan	L+5.75%	9/6/2022	3,125	3,105	3,106	3.51%
Nimlok Company, LLC (7)(15)	First lien senior secured revolving loan	L+6.00%	11/27/2025	320	305	288	0.33%
Nimlok Company, LLC (7)	First lien senior secured term loan	L+6.00%	11/27/2025	1,927	1,902	1,773	2.00%
				6,135	5,729	5,582	6.31%
Containers and packaging
Innovative FlexPak, LLC (11)	First lien senior secured revolving loan	L+6.75%	1/23/2025	$627	$(10)	$(9)	(0.01)%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	L+6.75%	1/23/2025	2,407	2,366	2,374	2.67%
Jansy Packaging, LLC (5)	First lien senior secured revolving loan	L+7.00%	9/30/2022	706	17	(4)	(0.00)%
Jansy Packaging, LLC (5)	First lien senior secured term loan	L+7.00%	9/30/2022	1,101	1,081	1,050	1.19%
MRC Keeler Acquisition, LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	12/4/2025	150	(3)	(3)	(0.00)%
MRC Keeler Acquisition, LLC (11)	First lien senior secured revolving loan	L+5.75%	12/4/2025	150	(3)	(3)	(0.00)%
MRC Keeler Acquisition, LLC (7)	First lien senior secured term loan	L+5.75%	12/4/2025	976	957	956	1.08%
Vanguard Packaging, LLC (11)	First lien senior secured revolving loan	L+5.25%	8/9/2024	535	(6)	(8)	(0.01)%
Vanguard Packaging, LLC (8)	First lien senior secured term loan	L+5.25%	8/9/2024	1,225	1,211	1,206	1.36%
				7,877	5,610	5,559	6.28%
Diversified consumer services
50Floor, LLC (11)	First lien senior secured revolving loan	L+6.25%	12/31/2025	$199	$(4)	$(4)	(0.00)%
50Floor, LLC (7)	First lien senior secured term loan	L+6.25%	12/31/2026	990	970	970	1.10%
Groundworks Operations, LLC (7)	First lien senior secured delayed draw term loan	L+6.25%	1/17/2026	1,632	1,257	1,258	1.42%
Groundworks Operations, LLC (11)	First lien senior secured revolving loan	L+6.25%	1/17/2026	387	(5)	(5)	(0.01)%
Groundworks Operations, LLC (7)	First lien senior secured term loan	L+6.25%	1/17/2026	2,384	2,350	2,351	2.65%
Kalkomey Enterprises, LLC (11)	First lien senior secured revolving loan	L+6.50%	4/24/2025	77	(2)	(1)	(0.00)%
Kalkomey Enterprises, LLC (7)	First lien senior secured term loan	L+6.50%	4/24/2026	838	818	822	0.93%
NSG Buyer, Inc. (11)	First lien senior secured revolving loan	L+5.75%	9/30/2024	294	(2)	(3)	(0.00)%
NSG Buyer, Inc. (5)	First lien senior secured term loan	L+5.75%	9/30/2025	2,465	2,444	2,429	2.74%
				9,266	7,826	7,817	8.83%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (5)	First lien senior secured revolving loan	L+6.00%	11/22/2025	$324	$157	$151	0.17%
Advanced Lighting Acquisition, LLC (5)	First lien senior secured term loan	L+6.00%	11/22/2025	1,450	1,429	1,404	1.59%
				1,774	1,586	1,555	1.76%
Food and staples retailing
Engelman Baking Co., LLC (7)	First lien senior secured revolving loan	L+5.75%	2/28/2025	$207	$47	$37	0.04%
Engelman Baking Co., LLC (5)(7)	First lien senior secured term loan	L+5.75%	2/28/2025	728	715	682	0.77%
				935	762	719	0.81%
Food products
Perimeter Brands Intermediate Holdco LLC (11)	First lien senior secured revolving loan	L+5.50%	12/11/2025	$210	$(4)	$(4)	(0.00)%
Perimeter Brands Intermediate Holdco LLC (6)	First lien senior secured term loan	L+5.50%	12/11/2025	1,025	1,004	1,004	1.13%
				1,235	1,000	1,000	1.13%
Gas utilities
Hydromax USA, LLC (11)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2026	$114	$(2)	$(2)	(0.00)%
Hydromax USA, LLC (10)	First lien senior secured revolving loan	L+6.25%	12/30/2026	228	7	7	0.01%
Hydromax USA, LLC (5)	First lien senior secured term loan	L+6.25%	12/30/2026	1,259	1,237	1,237	1.40%
				1,601	1,242	1,242	1.41%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2020
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (4) - Continued
Health care equipment and supplies
Reliable Medical Supply LLC (11)	First lien senior secured revolving loan	L+6.00%	4/8/2025	$138	$(2)	$(2)	(0.00)%
Reliable Medical Supply LLC (8)	First lien senior secured term loan	L+6.00%	4/8/2025	622	611	612	0.69%
				760	609	610	0.69%
Health care providers and services
Anne Arundel Dermatology Management, LLC (7)	First lien senior secured delayed draw term loan	L+6.00%	10/16/2025	$779	217	217	0.25%
Anne Arundel Dermatology Management, LLC (11)	First lien senior secured revolving loan	L+6.00%	10/16/2025	234	(4)	(4)	(0.00)%
Anne Arundel Dermatology Management, LLC (7)	First lien senior secured term loan	L+6.00%	10/16/2025	867	850	850	0.96%
Apex Dental Partners, LLC (11)	First lien senior secured delayed draw term loan	L+6.00%	11/23/2025	450	$(9)	$(9)	(0.01)%
Apex Dental Partners, LLC (11)	First lien senior secured revolving loan	L+6.00%	11/23/2025	150	(3)	(3)	(0.00)%
Apex Dental Partners, LLC (7)	First lien senior secured term loan	L+6.00%	11/23/2025	634	622	622	0.70%
ASP Global Acquisition, LLC (7)	First lien senior secured delayed draw term loan	L+5.50%	1/21/2025	739	678	676	0.76%
ASP Global Acquisition, LLC (11)(12)	First lien senior secured revolving loan	L+5.50%	1/21/2025	485	(8)	(9)	(0.01)%
ASP Global Acquisition, LLC (7)	First lien senior secured term loan	L+5.50%	1/21/2025	2,220	2,178	2,178	2.46%
Beacon Oral Specialists Management LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	12/14/2025	536	(9)	(9)	(0.01)%
Beacon Oral Specialists Management LLC (11)	First lien senior secured revolving loan	L+5.75%	12/14/2025	150	(3)	(3)	(0.00)%
Beacon Oral Specialists Management LLC (6)	First lien senior secured term loan	L+5.75%	12/14/2025	784	771	771	0.87%
Geriatric Medical and Surgical Supply, LLC (5)	First lien senior secured term loan	L+6.00%	12/21/2025	1,337	1,040	1,040	1.18%
Peak Dental Services, LLC (11)	First lien senior secured delayed draw term loan	L+6.25%	12/31/2025	530	(11)	(11)	(0.01)%
Peak Dental Services, LLC (7)	First lien senior secured revolving loan	L+6.25%	12/31/2025	133	24	24	0.03%
Peak Dental Services, LLC (7)	First lien senior secured term loan	L+6.25%	12/31/2025	550	539	539	0.61%
Peak Investment Holdings, LLC (11)	First lien senior secured delayed draw term loan	L+6.50%	12/6/2024	485	(8)	(19)	(0.02)%
Peak Investment Holdings, LLC (11)	First lien senior secured revolving loan	L+6.50%	12/6/2024	324	(5)	(13)	(0.01)%
Peak Investment Holdings, LLC (7)	First lien senior secured term loan	L+6.50%	12/6/2024	423	417	407	0.46%
SAMGI Buyer, Inc. (11)	First lien senior secured revolving loan	L+6.50%	4/14/2025	138	(3)	(3)	(0.00)%
SAMGI Buyer, Inc. (7)	First lien senior secured term loan	L+6.50%	4/14/2025	539	527	528	0.60%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured delayed draw term loan	L+6.50%	9/25/2025	1,173	76	77	0.09%
SCP ENT and Allergy Services, LLC (11)	First lien senior secured revolving loan	L+6.50%	9/25/2025	218	(5)	(5)	(0.01)%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured term loan	L+6.50%	9/25/2025	914	893	894	1.01%
SCP Eye Care Services, LLC (7)(8)	First lien senior secured delayed draw term loan	L+6.00%	9/11/2022	2,915	2,892	2,889	3.25%
SCP Eye Care Services, LLC (11)	First lien senior secured revolving loan	L+6.00%	9/11/2022	469	(4)	(4)	(0.00)%
SCP Eye Care Services, LLC (8)	First lien senior secured term loan	L+6.00%	9/11/2022	2,138	2,120	2,119	2.39%
Silver Falls MSO, LLC (8)	First lien senior secured revolving loan	L+5.75%	8/30/2024	235	52	44	0.05%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L+5.75%	8/30/2024	1,317	1,294	1,249	1.41%
Southeast Primary Care Partners, LLC (11)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2025	300	(7)	(7)	(0.01)%
Southeast Primary Care Partners, LLC (11)	First lien senior secured revolving loan	L+6.25%	12/30/2025	225	(6)	(6)	(0.01)%
Southeast Primary Care Partners, LLC (5)	First lien senior secured term loan	L+6.25%	12/30/2025	732	714	714	0.81%
Varsity DuvaSawko Operating Corp. (11)	First lien senior secured revolving loan	L+6.25%	11/27/2024	474	(7)	(7)	(0.01)%
Varsity DuvaSawko Operating Corp. (7)(8)	First lien senior secured term loan	L+6.25%	11/27/2024	2,428	2,388	2,392	2.69%
Vital Care Buyer, LLC (11)	First lien senior secured revolving loan	L+6.00%	10/19/2025	580	(10)	(10)	(0.01)%
Vital Care Buyer, LLC (7)	First lien senior secured term loan	L+6.00%	10/19/2025	1,024	1,006	1,006	1.14%
				27,629	19,196	19,114	21.60%
Health care technology
Spear Education, LLC (11)	First lien senior secured delayed draw term loan	L+5.50%	2/26/2025	$474	$(4)	$(14)	(0.02)%
Spear Education, LLC (7)	First lien senior secured revolving loan	L+5.50%	2/26/2025	414	411	402	0.45%
Spear Education, LLC (7)	First lien senior secured term loan	L+5.50%	2/26/2025	871	863	845	0.95%
				1,759	1,270	1,233	1.38%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC (7)	First lien senior secured revolving loan	L+5.50%	12/18/2025	$150	$12	$12	0.01%
Aquatic Sales Solutions, LLC (7)	First lien senior secured term loan	L+5.50%	12/18/2025	659	646	646	0.73%
DealerOn Inc. (11)	First lien senior secured revolving loan	L+5.50%	11/19/2024	314	(5)	(4)	(0.00)%
DealerOn Inc. (8)	First lien senior secured term loan	L+5.50%	11/19/2024	1,311	1,289	1,293	1.46%
				2,434	1,942	1,947	2.20%
IT services
Data Source Intermediate Holdings, LLC (8)	First lien senior secured revolving loan	L+5.50%	2/11/2025	$123	$121	$118	0.13%
Data Source Intermediate Holdings, LLC (8)	First lien senior secured term loan	L+5.50%	2/11/2025	832	818	803	0.91%
Legility, LLC (11)	First lien senior secured revolving loan	L+6.00%	12/17/2024	123	(2)	(3)	(0.00)%
Legility, LLC (7)(8)	First lien senior secured term loan	L+6.00%	12/17/2025	721	708	698	0.79%
Library Associates, LLC (11)	First lien senior secured revolving loan	L+7.00%	8/13/2023	211	(4)	(4)	(0.00)%
Library Associates, LLC (7)	First lien senior secured term loan	L+7.00%	8/13/2023	1,114	1,093	1,095	1.24%
				3,124	2,734	2,707	3.07%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2020
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (4) - Continued
Machinery
Industrial Dynamics Company, Ltd. (7)(11)(14)	First lien senior secured revolving loan	L+6.25%	8/20/2024	$141	$(2)	$(6)	(0.01)%
Industrial Dynamics Company, Ltd. (7)	First lien senior secured term loan	L+6.25%	8/20/2024	936	920	896	1.01%
				1,077	918	890	1.00%
Media
ALM Media, LLC (11)(16)	First lien senior secured revolving loan	L+6.50%	11/25/2024	$971	$(15)	$(17)	(0.02)%
ALM Media, LLC (7)	First lien senior secured term loan	L+6.50%	11/25/2024	2,762	2,716	2,716	3.07%
				3,733	2,701	2,699	3.05%
Metals and mining
Copperweld Group, Inc. (11)	First lien senior secured revolving loan	L+6.00%	9/27/2024	$400	$(7)	$(8)	(0.01)%
Copperweld Group, Inc. (8)(10)	First lien senior secured term loan	L+6.00%	9/27/2024	2,077	2,040	2,037	2.30%
				2,477	2,033	2,029	2.29%
Personal products
Cosmetic Solutions, LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	10/17/2025	$366	$(6)	$(9)	(0.01)%
Cosmetic Solutions, LLC (11)	First lien senior secured revolving loan	L+5.75%	10/17/2025	344	(5)	(9)	(0.01)%
Cosmetic Solutions, LLC (8)	First lien senior secured term loan	L+5.75%	10/17/2025	2,844	2,796	2,772	3.13%
				3,554	2,785	2,754	3.11%
Software
Affinitiv, Inc. (11)	First lien senior secured revolving loan	L+7.00%	8/26/2024	$248	$(3)	$(2)	(0.00)%
Affinitiv, Inc. (7)	First lien senior secured term loan	L+7.00%	8/26/2024	2,346	2,313	2,330	2.63%
				2,594	2,310	2,328	2.63%
Textiles, apparel and luxury goods
Lakeshirts LLC (11)	First lien senior secured delayed draw term loan	L+4.75%	12/23/2025	$398	$(5)	$(12)	(0.01)%
Lakeshirts LLC (7)	First lien senior secured revolving loan	L+4.75%	12/23/2024	398	88	84	0.09%
Lakeshirts LLC (7)	First lien senior secured term loan	L+4.75%	12/23/2024	1,582	1,560	1,535	1.74%
				2,378	1,643	1,607	1.82%
Trading companies and distributors
Banner Buyer, LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	10/31/2025	$1,048	$(7)	$(15)	(0.02)%
Banner Buyer, LLC (5)	First lien senior secured revolving loan	L+5.75%	10/31/2025	370	69	67	0.08%
Banner Buyer, LLC (5)(9)	First lien senior secured term loan	L+5.75%	10/31/2025	1,400	1,379	1,375	1.55%
Empire Equipment Company, LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	1/17/2025	941	(18)	(41)	(0.05)%
Empire Equipment Company, LLC (8)	First lien senior secured revolving loan	L+5.75%	1/17/2025	439	117	106	0.12%
Empire Equipment Company, LLC (8)	First lien senior secured term loan	L+5.75%	1/17/2025	1,349	1,323	1,290	1.46%
Montway LLC (11)	First lien senior secured delayed draw term loan	L+6.50%	11/4/2025	675	(15)	(15)	(0.02)%
Montway LLC (11)	First lien senior secured revolving loan	L+6.50%	11/4/2025	150	(3)	(3)	(0.00)%
Montway LLC (8)	First lien senior secured term loan	L+6.50%	11/4/2025	730	714	714	0.81%
Triad Technologies, LLC (7)	First lien senior secured revolving loan	L+4.75%	10/31/2025	314	26	27	0.03%
Triad Technologies, LLC (8)	First lien senior secured term loan	L+4.75%	10/31/2025	950	935	938	1.06%
				8,366	4,520	4,443	5.02%
Total non-controlled/non-affiliated senior secured debt				$100,557	$76,415	$75,805	85.65%

Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	7/17/2025	$7	$7	$7	0.01%
Total non-controlled/non-affiliated sponsor subordinated note				$7	$7	$7	0.01%
Total non-controlled/non-affiliated investments				$100,564	$76,422	$75,812	85.66%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (17)	Equity - 1.84% membership interest				$3,201	$3,721	4.20%
Total non-controlled/affiliated investments					$3,201	$3,721	4.20%
Total investments					$79,623	$79,533	89.86%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
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

(5)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2020 was 0.14%.
(6)	The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2020 was 0.19%.
(7)	The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2020 was 0.24%.
(8)	The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2020 was 0.26%.
(9)	The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2020 was 0.34%.
(10)	The interest rate on these loans is subject to the Prime Rate, which as of December 31, 2020 was 3.25%.
(11)
Represents revolvers and delayed draw term loans where the entire balance is unfunded as of December 31, 2020. The negative fair value is a result of the commitment being valued below par. Refer to Note 7 for further information.

(12)	Principal balance includes reserve for letter of credit of $2,834 on which the borrower pays 5.50%.
(13)	Principal balance includes reserve for letter of credit of $20,286 on which the borrower pays 5.75%.
(14)	Principal balance includes reserve for letter of credit of $5,159 on which the borrower pays 6.25%.
(15)	Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 6.00%.
(16)	Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Offering Costs
Offering costs in connection with the offering of common shares of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations.  These expenses consist primarily of legal fees and other costs incurred with the Company’s share offerings, the preparation of the Company’s registration statement, and registration fees.  All deferred offering costs have been fully amortized through July 29, 2020.
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the year ended December 31, 2020, the Company paid approximately $0.1 million and amortized approximately $0.1 million of financing costs, which have been included in “Interest” expense on the consolidated statements of operations. For the period from May 6, 2019 (inception) to December 31, 2019, the Company paid approximately $0.3 million of financing costs, of which approximately $27,000 have been amortized and included in “Interest” expense on the consolidated statement of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the year ended December 31, 2020, the Company received approximately $0.1 million of agent fees. During the year ended December 31, 2020, approximately $93,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the period from May 6, 2019 (inception) to December 31, 2019, the Company received approximately $57,000 of agent fees, of which approximately $15,000 have been amortized and included in “Other” income on the consolidated statement of operations.
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
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.  For the year ended December 31, 2020, the Company did not accrue U.S. federal excise tax. For the period from May 6, 2019 (inception) to December 31, 2019, the Company accrued approximately $3,000 of U.S. federal excise tax.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the year ended December 31, 2020, the Company did not accrue any U.S. federal tax expense related to fee income received. For the period from May 6, 2019 (inception) to December 31, 2019, the Company accrued approximately $31,000 of U.S. federal tax expense related to fee income received, which is included in “Other” expense on the consolidated statement of operations.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through December 31, 2020.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the year ended December 31, 2020, the Company earned approximately $259,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the period from May 6, 2019 (inception) to December 31, 2019, the Company earned approximately $181,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

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

Investments at fair value and amortized cost consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$76,415	$75,805	$38,096	$38,156
Sponsor subordinated note	7	7	-	-
Investment in affiliated fund	3,201	3,721	1,641	1,641
Total investments	$79,623	$79,533	$39,737	$39,797

The industry composition of investments based on fair value as of December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Aerospace and defense	2.7%	5.5%
Auto components	1.5%	-
Chemicals	8.4%	5.7%
Commercial services and supplies	7.0%	13.3%
Containers and packaging	7.0%	6.7%
Diversified consumer services	9.8%	6.6%
Electronic equipment, instruments and components	2.0%	3.7%
Food and staples retailing	0.9%	-
Food products	1.3%	-
Gas utilities	1.6%	-
Health care equipment and supplies	0.8%	-
Health care providers and services	24.0%	14.4%
Health care technology	1.6%	-
Internet and direct marketing retail	2.5%	3.3%
IT services	3.4%	-
Machinery	1.1%	2.3%
Media	3.4%	7.8%
Metals and mining	2.6%	3.6%
Multisector holdings	4.7%	4.1%
Personal products	3.5%	7.0%
Software	2.9%	5.9%
Textiles, apparel and luxury goods	2.0%	3.9%
Trading companies and distributors	5.3%	6.2%
Total	100.0%	100.0%

Investments held as of December 31, 2020 and 2019 were based solely in the United States.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of investments as of December 31, 2020 and 2019:

	Assets at Fair Value as of December 31, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$75,805	$75,805
Sponsor subordinated note	-	-	7	7
Total	$-	$-	$75,812	$75,812
Investments measured at net asset value(1)				3,721
Total investments, at fair value				$79,533

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

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2020, and for the period from May 6, 2019 (inception) to December 31, 2019:

Level 3 Assets at Fair Value for the Year Ended December 31, 2020*
(Amounts in thousands)	Balance 1/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2020	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2020
First lien senior secured debt	$38,156	$49,764	$(11,741)	$291	$5	$(670)	$75,805	$(670)
Sponsor subordinated note	-	6	-	1	-	-	7	-
Total	$38,156	$49,770	$(11,741)	$292	$5	$(670)	$75,812	$(670)

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

Level 3 Assets at Fair Value for the Period from May 6, 2019 (Inception) to December 31, 2019*
(Amounts in thousands)	Balance 5/6/2019	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2019	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2019
First lien senior secured debt	$-	$43,200	$(5,202)	$85	$13	$60	$38,156	$60
Total	$-	$43,200	$(5,202)	$85	$13	$60	$38,156	$60

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

The Company, did not have transfers of investments to or from Level 3 during the year ended December 31, 2020 or during the period from May 6, 2019 (inception) to December 31, 2019.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Debt Not Carried at Fair Value
The fair value of the Company’s subscription facility, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2020 and 2019, approximates its carrying value.
Significant Unobservable Inputs
In accordance with ASC 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2020 and 2019.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value						Impact to Valuation
	as of	Valuation	Significant			Weighted	from an Increase
Asset Class	12/31/20	Techniques	Unobservable Inputs	Input Ranges		Average(1)	in Input
	(Amounts in thousands)
First lien senior secured debt	$64,571	Discounted cash flow	Yield	6.3% - 11.4%		8.0%	Decrease
Sponsor subordinated note	7	Market comparable	LTM EBITDA multiple	7.0	x		Increase
	$64,578
(1) Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value					Impact to Valuation
	as of	Valuation	Significant		Weighted	from an Increase
Asset Class	12/31/19	Techniques	Unobservable Inputs	Input Ranges	Average	in Input
(Amounts in thousands)
First lien senior secured debt	$19,665	Discounted cash flow	Yield	7.0% - 8.7%	7.7%	Decrease
$19,665
(1) Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

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
Note 5.  Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  There were no outstanding borrowings as of December 31, 2020. As of December 31, 2019, the Company’s asset coverage was 756.9%.

On August 14, 2019, the Company entered into a revolving credit facility (the “Subscription Facility”) with Wells Fargo Bank, National Association (the “Lender”).  The Subscription Facility enables the Company to request loans from the Lender up to a maximum commitment of $15 million.  On December 11, 2020, the maximum commitment of the facility was reduced from $50 million to $15 million, after the Company gave written notice to the Lender, in accordance with the Revolving Credit Agreement.  The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of investors in the Company.  The total amount available under the Subscription Facility may be reduced as a result of decreases in the unfunded capital commitments of investors in the Company as well as other provisions of the Subscription Facility.
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of December 31, 2020, there were no outstanding borrowings. As of December 31, 2019, the outstanding borrowings under the Subscription Facility bore interest at all-in rates ranging from 3.19% to 3.31%.  In addition, the Company pays an unused commitment

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of December 31, 2020 and 2019, the Company is in compliance in all material respects with such covenants.
Debt obligations consisted of the following as of December 31, 2020:
	As of December 31, 2020
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$-	$13,900	$-
Total debt	$15,000	$-	$13,900	$-

Debt obligations consisted of the following as of December 31, 2019:
	As of December 31, 2019
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$50,000	$6,500	$43,500	$6,500
Total debt	$50,000	$6,500	$43,500	$6,500

(1)  The amount available includes any limitations related to the Subscription Facility’s borrowing base.
For the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019, the components of interest expense were as follows:

	Year Ended December 31, 2020	Period from May 6,
		2019 (Inception) to
(Amounts in thousands)		December 31, 2019
Interest expense	$219	$68
Amortization of deferred financing costs	147	27
Total interest expense	$366	$95
Average interest rate	2.78%	3.25%
Average daily borrowings	$4,622	$1,133

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

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
For the year ended December 31, 2020, the Administrator had the option to charge approximately $0.5 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, of which $0.4 million for the first three quarters of 2020 were waived by the Administrator.  For the period from May 6, 2019 (inception) to December 31, 2019, the Administrator had the option to charge approximately $0.2 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for this period.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

costs up to a maximum of $1.25 million, with the Advisor bearing any organizational and offering costs in excess of such amount.
As of December 31, 2020, the Company had approximately $0.5 million payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.  As of December 31, 2019, the Company has approximately $0.4 million payable to Angelo Gordon for organizational, offering, and operating costs, which is included in "Due to affiliate", "Organizational costs payable to affiliate" and "Accrued expenses and other liabilities payable to affiliate" on the consolidated statement of assets and liabilities.
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
For the year ended December 31, 2020, the Company accrued approximately $364,000 of base management fees payable to the Advisor.  For the period from May 6, 2019 (inception) to December 31, 2019, the Company accrued approximately $53,000 of base management fees payable to the Advisor. As of December 31, 2020 and 2019, base management fees payable by the Company to the Advisor were approximately $105,000 and $45,000, respectively.
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
For the year ended December 31, 2020, the Company accrued approximately $213,000 of income incentive fees payable to the Advisor, of which $99,000 were unpaid as of December 31, 2020. For the period from May

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

6, 2019 (inception) to December 31, 2019, the Company did not accrue any incentive fees payable to the Advisor.
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

Investment in Affiliated Fund
Fair value as of December 31, 2020 and 2019 and transactions for the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Fund at Fair Value for the Year Ended December 31, 2020
(Amounts in thousands)	Fair Value as of January 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,641	$1,697	$(137)	$-	$520	$3,721	$-
Total non-controlled/affiliated investments	$1,641	$1,697	$(137)	$-	$520	$3,721	$-

	Investment in Afilliated Fund at Fair Value for the Period from May 6, 2019 (Inception) to December 31, 2019
(Amounts in thousands)	Fair Value as of May 6, 2019	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2019	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$-	$1,641	$-	$-	$-	$1,641	$-
Total non-controlled/affiliated investments	$-	$1,641	$-	$-	$-	$1,641	$-

Note 7.  Commitments and Contingencies
Commitments
The Company’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments and are fair valued.  Unrealized appreciation or depreciation, if any, is included in the consolidated statement of assets and liabilities and consolidated statement of operations.

As of December 31, 2020 and 2019, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2020	December 31, 2019
First lien senior secured debt	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$-
Advanced Lighting Acquisition, LLC	162	324
Affinitiv, Inc.	248	372
ALM Media, LLC	971	689
AM Buyer, LLC	108	-
Anne Arundel Dermatology Management, LLC	780	-
Apex Dental Partners, LLC	600	-
Aquatic Sales Solutions, LLC	135	-
ASP Global Acquisition, LLC	534	-
Banner Buyer, LLC	1,343	1,295
Beacon Oral Specialists Management LLC	686	-
BRTS Holdings, LLC	341	494
Copperweld Group, Inc.	400	294
Cosmetic Solutions, LLC	710	710
DealerOn Inc.	314	282
Empire Equipment Company, LLC	1,254	-
Engelman Baking Co., LLC	157	-
G2O Technologies, LLC	207	-
Geriatric Medical and Surgical Supply, LLC	270	-
Groundworks Operations, LLC	739	-
Hydromax USA, LLC	330	-
Industrial Dynamics Company, Ltd.	141	235
Innovative FlexPak, LLC	627	-
Jansy Packaging, LLC	676	368
Kalkomey Enterprises, LLC	77	-
Lakeshirts LLC	703	796
Legility, LLC	123	-
Library Associates, LLC	211	-
Mattco Forge, Inc.	506	506
Montway LLC	825	-
MRC Keeler Acquisition, LLC	300	-
Nimlok Company, LLC	11	320
NSG Buyer, Inc.	294	294
Peak Dental Services, LLC	636	-
Peak Investment Holdings, LLC	809	809

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2020	December 31, 2019
First lien senior secured debt (continued)	(Amounts in thousands)	(Amounts in thousands)
Perimeter Brands Intermediate Holdco LLC	$210	$-
Reliable Medical Supply LLC	138	-
Revolution Plastics Buyer, LLC	492	704
SAMGI Buyer, Inc.	138	-
SCP ENT and Allergy Services, LLC	1,287	-
SCP Eye Care Services, LLC	469	2,772
Silver Falls MSO, LLC	178	903
Southeast Primary Care Partners, LLC	525	-
Spear Education, LLC	474	-
Teel Plastics, LLC	324	-
Triad Technologies, LLC	282	282
Vanguard Packaging, LLC	535	535
Varsity DuvaSawko Operating Corp.	474	1,295
Vital Care Buyer, LLC	580	-
Total unfunded portfolio company commitments	$22,533	$14,279

As of December 31, 2020 and 2019, approximately $181,000 and $12,000, respectively, of the Company’s unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company’s investments.

In addition, the Company had a commitment to originate a loan, which closed subsequent to year end on January 20, 2021 for approximately $2.9 million.

Investor Commitments
As of December 31, 2020 and 2019, the Company had $216.0 million in total capital commitments from investors ($126.4 million and $172.8 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of December 31, 2020 and 2019, management was not aware of any material pending or threatened litigation.
Note 8.  Net Assets
Subscriptions and Drawdowns
The Company has the authority to issue 100,000,000 shares of its common stock with a par value of $0.001 per share.
The Company has entered into subscription agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the subscription agreements, investors are required

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitment on an as-needed basis each time the Advisor delivers a drawdown notice to such investors.
During the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019, the Advisor delivered the following capital call notices to investors:

For the Year Ended December 31, 2020
		Number of	Aggregate Offering
	Common Share	Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
February 28, 2020	March 13, 2020	810,000	$ 16.20
June 11, 2020	June 25, 2020	432,000	$ 8.64
November 10, 2020	November 24, 2020	540,000	$ 10.80
December 9, 2020	December 23, 2020	540,000	$ 10.80
Total		2,322,000	$ 46.44

For the Period from May 6, 2019 (Inception) to December 31, 2019
		Number of	Aggregate Offering
	Common Share	Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
July 22, 2019	July 29, 2019	912,500	$ 18.25
September 12, 2019	September 26, 2019	547,500	$ 10.95
November 8, 2019	November 21, 2019	700,000	$ 14.00
Total		2,160,000	$ 43.20
Dividends
The following table reflects dividends declared on shares of the Company’s common stock during the year ended December 31, 2020:
For the Year Ended December 31, 2020
Date Declared	Record Date	Payment Date	Dividend per Share
July 16, 2020	July 27, 2020	July 31, 2020	$ 0.20
October 15, 2020	October 26, 2020	October 30, 2020	$ 0.20
December 21, 2020	December 30, 2020	January 29, 2021	$ 0.26
There were no dividends declared for the period from May 6, 2019 (inception) to December 31, 2019.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Note 9.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019:
		Period from May 6, 2019
	Year Ended	(Inception) to
(Amounts in thousands, except share and per share amounts)	December 31, 2020	December 31, 2019
Net increase (decrease) in net assets resulting from operations	$1,886	$(499)
Weighted average shares of common stock outstanding - basic and diluted	3,097,918	925,215
Earnings (loss) per common share - basic and diluted	$0.61	$(0.54)

Note 10.  Income Taxes
All of the dividends declared for the year ended December 31, 2020 were derived from ordinary income, as determined on a tax basis.  There were no dividends declared for the period from May 6, 2019 (inception) to December 31, 2019.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. For the year ended December 31, 2020, permanent differences were approximately $415,000 consisting of nondeductible offering costs. For the period from May 6, 2019 (inception) to December 31, 2019, permanent differences were approximately $284,000, consisting of nondeductible offering costs of $281,000 and nondeductible U.S. federal excise tax expense of approximately $3,000.

The following reconciles the increase (decrease) in net assets resulting from operations to taxable income for the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019:

		Period from May 6, 2019
	Year Ended	(Inception) to
(Amounts in thousands, except share and per share amounts)	December 31, 2020	December 31, 2019
Net increase (decrease) in net assets resulting from operations	$1,886	$(499)
Adjustments:
Net change in unrealized (gain) loss from investments	150	(60)
Deferred organizational costs	(24)	353
Other nondeductible expenses ans excise taxes	433	284
Taxable income(1)	$2,445	$78
(1) Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

The components of accumulated earnings (losses) as calculated on a tax basis for the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019 were as follows:

(Amounts in thousands)	December 31, 2020	December 31, 2019
Undistributed/(over-distributed) ordinary income	$-	$78
Other temporary book/tax differences	(332)	(353)
Net unrealized appreciation/(depreciation) on investments	(90)	60
Total accumulated undistributed/(over-distributed) earnings	$(422)	$(215)

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, as of December 31, 2020 and 2019 were as follows:

(Amounts in thousands)	December 31, 2020	December 31, 2019
Tax cost	$79,623	$39,737
Gross unrealized appreciation	605	65
Gross unrealized depreciation	(695)	(5)
Net unrealized appreciation/(depreciation) on investments	$(90)	$60

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Note 11.  Financial Highlights
The following are financial highlights for a common share outstanding during the year ended December 31, 2020 and for the period from May 6, 2019 (inception) to December 31, 2019:
(Amounts in thousands, except share and per share amounts)	Year Ended December 31, 2020	Period from May 6, 2019 (Inception) to December 31, 2019
Per share data:
Net asset value, beginning of period	$19.77	$-
Net investment income (loss)(1)	0.66	(0.62)
Net realized and unrealized gain (loss) on investments(1)	(0.05)	0.08
Total from operations	0.61	(0.54)
Impact of issuance of common stock	0.03	20.31
Dividends declared from earnings	(0.66)	-
Total increase (decrease) in net assets	(0.02)	19.77
Net asset value, end of period	$19.75	$19.77
Shares outstanding, end of period	4,482,000	2,160,000
Total return(2)	3.2%	(1.2)%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	5.8%	7.6%
Ratio of net expenses to average net assets(3)(4)(6)	5.2%	6.7%
Ratio of net investment income (loss) to average net assets(3)(4)	3.4%	(2.4)%
Net assets, end of period	$88,501	$42,701
Weighted average shares outstanding	3,097,918	925,215
Total capital commitments, end of period	$216,000	$216,000
Ratio of total contributed capital to total committed capital, end of period	41.5%	20.0%
Portfolio turnover rate(7)	19.9%	26.2%
Asset coverage ratio(8)	N/A	756.9%

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)
Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the opening NAV per share at the beginning of the period. The total return for the period from May 6, 2019 (inception) to December 31, 2019 is calculated using the denominator of the offering price of $20.00 per share on the initial capital call from investors on July 29, 2019.

(3)	The ratios for the period from May 6, 2019 (inception) to December 31, 2019 were not annualized.
(4)
Average net assets are computed using the average balance of net assets at the end of each month of the reporting period, Average net assets for the period from May 6, 2019 (inception) to December 31, 2019, are computed using the average balance of net assets at the end of each month of the reporting period, beginning with the first capital call on July 29, 2019.

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
(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. The ratio is not applicable as of December 31, 2020 as there was no debt outstanding at the end of the period.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Note 12.  Selected Quarterly Financial Data (Unaudited)
	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2020

($ in thousands, exept share and per share data)
Investment income	$1,114	$1,215	$1,268	$1,496
Net expenses	818	795	678	771
Net investment income (loss) before taxes	296	420	590	725
Income tax expense, including excise tax	-	-	-	-
Net investment income (loss) after taxes	296	420	590	725
Net realized and unrealized gains (losses) on investments	(1,952)	213	761	833
Increase (decrease) in net assets resulting from operations	$(1,656)	$633	$1,351	$1,558
Net asset value per share as of the end of the quarter	$19.27	$19.55	$19.75	$19.75
Weighted average shares outstanding - basic and diluted	2,320,220	2,993,736	3,402,000	3,666,130
Earnings (loss) per share - basic and diluted	$(0.71)	$0.21	$0.40	$0.42
	Period from May 6, 2019 (Inception) to June 30, 2019(1)	Three Months Ended September 30, 2019	Three Months Ended December 31, 2019

($ in thousands, exept share and per share data)
Investment income	$-	$208	$810
Net expenses	379	494	683
Net investment income (loss) before taxes	(379)	(286)	127
Income tax expense, including excise tax	-	14	20
Net investment income (loss) after taxes	(379)	(300)	107
Net realized and unrealized gains (losses) on investments	-	1	72
Increase (decrease) in net assets resulting from operations	$(379)	$(299)	$179
Net asset value per share as of the end of the quarter	$(377.83)	$19.54	$19.77
Weighted average shares outstanding - basic and diluted	446	648,984	1,764,348
Earnings (loss) per share - basic and diluted	$(849.78)	$(0.46)	$0.10
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

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

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

3.	Exhibits – The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated June 20, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)
3.2	By-laws, dated May 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed on March 13, 2020)
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
10.6*
Revolving Credit Agreement, dated as of August 14, 2019, between AG Twin Brook BDC, Inc., as the Initial Borrower and Wells Fargo Bank National Association, as the Administrative Agent, Letter of Credit Issuer, a Lender and the Lead Arranger

14.1*	Joint Code of Ethics of AG Twin Brook BDC, Inc. and AG Twin Brook Manager, LLC
21.1*	List of Subsidiaries
31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Vishal Sheth pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Vishal Sheth pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AG TWIN BROOK BDC, INC.

March 11, 2021	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer, Chairman of the Board of Directors, and Director
(Principal Executive Officer)

March 11, 2021	By:	/s/ Vishal Sheth
Vishal Sheth
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

March 11, 2021	By:	/s/ James E. Bowers
James E. Bowers
Chairman of the Nominating and Corporate Governance Committee and Director

March 11, 2021	By:	/s/ James N. Hallene
James N. Hallene
Chairman of the Independent Directors Committee and Director

March 11, 2021	By:	/s/ Lance A. Ludwick
Lance A. Ludwick
Chairman of the Audit Committee and Director