Form 10-Q
period 2021-03-31
AG Twin Brook BDC, Inc.
filed 2021-05-12
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
  As of May 12, 2021, the registrant had 5,022,000 shares of common stock, $0.001 par value per share, outstanding.

PART I – CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
 (Amounts in thousands, except share and per share amounts)
	March 31, 2021
	(Unaudited)	December 31, 2020
Assets

Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $80,976	$80,526	$75,812
and $76,422, respectively)
Non-controlled/affiliated investments at fair value (amortized cost of $3,329	4,061	3,721
and $3,201, respectively)
Unrealized gain on foreign currency forward contracts	16	–
Cash	16,574	10,320
Deferred financing costs	206	236
Interest receivable	172	181
Prepaid expenses	40	162
Total assets	$101,595	$90,432
Liabilities
Accrued expenses and other liabilities payable to affiliate	$619	$459
Income incentive fees payable	147	99
Management fees payable	123	105
Deferred income	94	91
Interest payable	8	21
Dividend payable	–	1,156
Total liabilities	991	1,931
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized;	$5	$4
5,022,000 and 4,482,000 shares issued and outstanding, respectively
Additional paid-in-capital	99,712	88,919
Total distributable earnings (loss)	887	(422)
Total net assets	100,604	88,501
Total liabilities and net assets	$101,595	$90,432
Net asset value per share	$20.03	$19.75

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$1,622	$1,003
Other	54	111
Total investment income from non-controlled, non-affiliated investments:	1,676	1,114
Total investment income	1,676	1,114
Expenses
Income incentive fees	$147	$39
Management fees	123	74
Insurance fees	122	121
Accounting fees	104	93
Administrative fees(1)	88	164
Interest	60	125
Directors' fees	45	45
Professional fees	44	101
Other	38	50
Offering costs	–	170
Total gross expenses	771	982
Less waivers:
Administrative fees waived(1)	–	(164)
Total net expenses	771	818
Net investment income (loss)	905	296
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	$18	$–
Foreign currency transactions	(8)	–
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	160	(1,591)
Non-controlled, affiliated investments	212	(361)
Foreign currency forward contracts	16	–
Total net realized and unrealized gain (loss) on investment transactions	398	(1,952)
Net increase (decrease) in net assets resulting from operations	$1,303	$(1,656)
Net investment income (loss) per share - basic and diluted	$0.20	$0.13
Earnings (loss) per share - basic and diluted	$0.29	$(0.71)
Weighted average shares outstanding - basic and diluted	4,488,000	2,320,220

(1) Refer to Note 6 - Agreements and Related Party Transactons

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
 (Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$905	$296
Net realized gain (loss)	10	–
Net change in unrealized gain (loss)	388	(1,952)
Net increase (decrease) in net assets resulting from operations	1,303	(1,656)
Capital share transactions
Issuance of common shares	10,800	16,200
Net increase in net assets resulting from capital share transactions	10,800	16,200
Total increase in net assets	12,103	14,544
Net assets, at beginning of period	88,501	42,701
Net assets, at end of period	$100,604	$57,245

Capital share activity
Shares issued	540,000	810,000
Net increase in shares outstanding	540,000	810,000

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
 (Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,303	$(1,656)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(18)	–
Net change in unrealized (appreciation) depreciation on investments	(372)	1,952
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(16)	–
Net accretion on debt instruments	(99)	(55)
Net paydown gain on debt instruments	(76)	(3)
Interest received in-kind	(1)	–
Purchases and drawdowns of investments	(14,062)	(22,640)
Proceeds from sales and paydowns of investments	9,574	922
Amortization of deferred financing costs	53	27
Amortization of offering costs	–	170
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	9	(88)
(Increase) decrease in prepaid expenses	122	119
(Increase) decrease in due from affiliate	–	(48)
Increase (decrease) in organizational costs payable to affiliate	–	(5)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	160	198
Increase (decrease) in management fees payable	18	29
Increase (decrease) in income incentive fees payable	48	39
Increase (decrease) in deferred income	3	3
Increase (decrease) in interest payable	(13)	(2)
Increase (decrease) in due to affiliate	–	(16)
Net cash used in operating activities	(3,367)	(21,054)
Cash flows from financing activities
Proceeds from issuance of common shares	10,800	16,200
Dividends paid	(1,156)	–
Borrowings on subscription facility	2,400	16,400
Payments on subscription facility	(2,400)	(15,500)
Payments for deferred financing costs	(23)	–
Payments for deferred offering costs	–	(3)
Net cash provided by financing activities	9,621	17,097
Net change in cash	6,254	(3,957)
Cash
Cash, beginning of period	10,320	9,008
Cash, end of period	$16,574	$5,051

Supplemental and non-cash information
Cash paid during the period for interest	$20	$100

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2021
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Aerospace and defense
Mattco Forge, Inc. (12)	First lien senior secured revolving loan	L+5.75%	12/6/2024	$506	$(7)	$(22)	(0.02)%
Mattco Forge, Inc. (8)(9)	First lien senior secured term loan	L+5.75%	12/6/2024	2,207	2,174	2,113	2.09%
					2,167	2,091	2.07%
Chemicals
AM Buyer, LLC (12)	First lien senior secured revolving loan	L+6.75%	5/1/2025	$111	$(2)	$(2)	(0.00)%
AM Buyer, LLC (8)	First lien senior secured term loan	L+6.75%	5/1/2025	496	486	489	0.49%
G2O Technologies, LLC (12)	First lien senior secured revolving loan	L+6.00%	3/31/2025	207	(3)	(3)	(0.00)%
G2O Technologies, LLC (8)	First lien senior secured term loan	L+6.00%	3/31/2025	1,573	1,545	1,548	1.53%
Revolution Plastics Buyer, LLC (6)	First lien senior secured revolving loan	L+5.00%	8/15/2025	704	412	414	0.41%
Revolution Plastics Buyer, LLC (6)(8)	First lien senior secured term loan	L+5.00%	8/15/2025	2,669	2,623	2,640	2.62%
Teel Plastics, LLC (12)	First lien senior secured revolving loan	L+5.00%	1/24/2025	324	(5)	(4)	(0.00)%
Teel Plastics, LLC (6)	First lien senior secured term loan	L+5.00%	1/24/2025	1,856	1,827	1,834	1.82%
					6,883	6,916	6.87%
Commercial services and supplies
BRTS Holdings, LLC (6)	First lien senior secured delayed draw term loan	L+5.75%	9/6/2022	$175	$127	$127	0.13%
BRTS Holdings, LLC (6)(15)	First lien senior secured revolving loan	L+5.75%	9/6/2022	588	232	231	0.23%
BRTS Holdings, LLC (6)	First lien senior secured term loan	L+5.75%	9/6/2022	3,118	3,102	3,095	3.08%
Nimlok Company, LLC (8)(17)	First lien senior secured revolving loan	L+6.00%	11/27/2025	320	306	292	0.29%
Nimlok Company, LLC (8)	First lien senior secured term loan	L+6.00%	11/27/2025	1,923	1,899	1,795	1.78%
					5,666	5,540	5.51%
Containers and packaging
Innovative FlexPak, LLC (12)	First lien senior secured revolving loan	L+6.75%	1/23/2025	$627	$(10)	$(7)	(0.01)%
Innovative FlexPak, LLC (9)	First lien senior secured term loan	L+6.75%	1/23/2025	2,391	2,352	2,366	2.35%
Jansy Packaging, LLC (6)(12)	First lien senior secured revolving loan	L+7.00%	9/30/2022	706	(10)	(28)	(0.03)%
Jansy Packaging, LLC (6)	First lien senior secured term loan	L+7.00%	9/30/2022	1,099	1,079	1,055	1.05%
MRC Keeler Acquisition, LLC (12)	First lien senior secured delayed draw term loan	L+5.75%	12/4/2025	150	(3)	(3)	(0.00)%
MRC Keeler Acquisition, LLC (12)	First lien senior secured revolving loan	L+5.75%	12/4/2025	150	(3)	(3)	(0.00)%
MRC Keeler Acquisition, LLC (8)	First lien senior secured term loan	L+5.75%	12/4/2025	974	955	957	0.95%
Vanguard Packaging, LLC (12)	First lien senior secured revolving loan	L+5.25%	8/9/2024	535	(5)	(8)	(0.01)%
Vanguard Packaging, LLC (8)	First lien senior secured term loan	L+5.25%	8/9/2024	1,221	1,209	1,204	1.20%
					5,564	5,533	5.50%
Diversified consumer services
50Floor, LLC (12)	First lien senior secured revolving loan	L+6.25%	12/31/2025	$199	$(4)	$(3)	(0.00)%
50Floor, LLC (8)	First lien senior secured term loan	L+6.25%	12/31/2026	990	971	973	0.97%
Groundworks Operations, LLC (8)	First lien senior secured delayed draw term loan	L+5.00%	1/17/2026	1,857	1,249	1,250	1.24%
Groundworks Operations, LLC (12)	First lien senior secured revolving loan	L+5.00%	1/17/2026	387	(6)	(6)	(0.01)%
Groundworks Operations, LLC (8)	First lien senior secured term loan	L+5.00%	1/17/2026	2,378	2,341	2,342	2.32%
ISSA, LLC (12)	First lien senior secured revolving loan	L+6.50%	3/1/2027	131	(3)	(3)	(0.00)%
ISSA, LLC (6)	First lien senior secured term loan	L+6.50%	3/1/2027	880	863	862	0.86%
Kalkomey Enterprises, LLC (12)	First lien senior secured revolving loan	L+6.50%	4/24/2025	77	(2)	(1)	(0.00)%
Kalkomey Enterprises, LLC (8)	First lien senior secured term loan	L+6.50%	4/24/2026	835	817	821	0.82%
NSG Buyer, Inc. (12)	First lien senior secured revolving loan	L+5.75%	9/30/2024	294	(2)	(2)	(0.00)%
NSG Buyer, Inc. (6)	First lien senior secured term loan	L+5.75%	9/30/2025	2,418	2,399	2,397	2.38%
United Land Services Opco Parent, LLC (12)	First lien senior secured delayed draw term loan	L+6.00%	3/23/2026	1,074	(21)	(21)	(0.02)%
United Land Services Opco Parent, LLC (12)	First lien senior secured revolving loan	L+6.00%	3/23/2026	131	(3)	(3)	(0.00)%
United Land Services Opco Parent, LLC (8)	First lien senior secured term loan	L+6.00%	3/23/2026	308	302	302	0.30%
					8,901	8,908	8.86%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	L+6.00%	11/22/2025	$324	$157	$149	0.15%
Advanced Lighting Acquisition, LLC (6)	First lien senior secured term loan	L+6.00%	11/22/2025	1,450	1,430	1,394	1.38%
					1,587	1,543	1.53%
Food and staples retailing
Engelman Baking Co., LLC (6)	First lien senior secured revolving loan	L+5.75%	2/28/2025	$207	$46	$30	0.03%
Engelman Baking Co., LLC (6)	First lien senior secured term loan	L+5.75%	2/28/2025	726	712	656	0.65%
					758	686	0.68%
Food products
Perimeter Brands Intermediate Holdco LLC (12)	First lien senior secured revolving loan	L+5.50%	12/11/2025	$210	$(4)	$(4)	(0.00)%
Perimeter Brands Intermediate Holdco LLC (7)	First lien senior secured term loan	L+5.50%	12/11/2025	1,022	1,002	1,005	1.00%
					998	1,001	1.00%
Gas utilities
Hydromax USA, LLC (6)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2026	$114	$112	$112	0.11%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	L+6.25%	12/30/2026	228	8	8	0.01%
Hydromax USA, LLC (6)	First lien senior secured term loan	L+6.25%	12/30/2026	1,256	1,234	1,237	1.23%
					1,354	1,357	1.35%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2021
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (5) - Continued
Health care equipment and supplies
EMSAR Acquisition LLC (12)	First lien senior secured delayed draw term loan	L+6.50%	3/30/2026		$668	$(13)	$(13)	(0.01)%
EMSAR Acquisition LLC (8)	First lien senior secured revolving loan	L+6.50%	3/30/2026		134	24	24	0.02%
EMSAR Acquisition LLC (8)	First lien senior secured term loan	L+6.50%	3/30/2026		650	637	637	0.63%
Reliable Medical Supply LLC (12)	First lien senior secured revolving loan	L+6.50%	4/8/2025		138	(3)	(2)	(0.00)%
Reliable Medical Supply LLC (8)(9)	First lien senior secured term loan	L+6.50%	4/8/2025		620	608	609	0.61%
SCA Buyer, LLC (6)	First lien senior secured delayed draw term loan	L+6.50%	1/20/2026		398	10	14	0.01%
SCA Buyer, LLC (6)	First lien senior secured revolving loan	L+6.50%	1/20/2026		133	23	25	0.02%
SCA Buyer, LLC (6)	First lien senior secured term loan	L+6.50%	1/20/2026		770	751	758	0.75%
Spectrum Solutions, LLC (12)	First lien senior secured revolving loan	L+6.00%	3/5/2026		267	(5)	(5)	(0.01)%
Spectrum Solutions, LLC (8)	First lien senior secured term loan	L+6.00%	3/5/2026		694	681	681	0.69%
						2,713	2,728	2.71%
Health care providers and services
Anne Arundel Dermatology Management, LLC (8)	First lien senior secured delayed draw term loan	L+6.00%	10/16/2025		$778	$364	$365	0.36%
Anne Arundel Dermatology Management, LLC (12)	First lien senior secured revolving loan	L+6.00%	10/16/2025		234	(4)	(4)	(0.00)%
Anne Arundel Dermatology Management, LLC (8)	First lien senior secured term loan	L+6.00%	10/16/2025		874	858	859	0.85%
Apex Dental Partners, LLC (8)	First lien senior secured delayed draw term loan	L+6.00%	11/23/2025		450	26	27	0.03%
Apex Dental Partners, LLC (12)	First lien senior secured revolving loan	L+6.00%	11/23/2025		150	(3)	(3)	(0.00)%
Apex Dental Partners, LLC (8)	First lien senior secured term loan	L+6.00%	11/23/2025		633	621	622	0.62%
ASP Global Acquisition, LLC (8)	First lien senior secured delayed draw term loan	L+5.50%	1/21/2025		737	677	676	0.67%
ASP Global Acquisition, LLC (12)(14)	First lien senior secured revolving loan	L+5.50%	1/21/2025		485	(7)	(8)	(0.01)%
ASP Global Acquisition, LLC (8)	First lien senior secured term loan	L+5.50%	1/21/2025		2,214	2,176	2,175	2.17%
Beacon Oral Specialists Management LLC (12)	First lien senior secured delayed draw term loan	L+5.75%	12/14/2025		536	(9)	(8)	(0.01)%
Beacon Oral Specialists Management LLC (12)	First lien senior secured revolving loan	L+5.75%	12/14/2025		150	(2)	(2)	(0.00)%
Beacon Oral Specialists Management LLC (8)	First lien senior secured term loan	L+5.75%	12/14/2025		782	769	771	0.77%
Canadian Orthodontic Partners Corp. (11)(13)	First lien senior secured delayed draw term loan	C+6.50%	3/19/2026	C$	1,068	608	610	0.61%
Canadian Orthodontic Partners Corp. (12)(13)	First lien senior secured revolving loan	C+6.50%	3/19/2026	C$	267	(5)	(5)	(0.01)%
Canadian Orthodontic Partners Corp. (12)(13)	First lien senior secured revolving loan	L+6.50%	3/19/2026		107	(2)	(2)	(0.00)%
Canadian Orthodontic Partners Corp. (11)(13)	First lien senior secured term loan	C+6.50%	3/19/2026	C$	2,324	1,817	1,808	1.80%
Varsity DuvaSawko Operating Corp. (12)	First lien senior secured revolving loan	L+6.25%	11/27/2024		474	(7)	(6)	(0.01)%
Varsity DuvaSawko Operating Corp. (8)(9)	First lien senior secured term loan	L+6.25%	11/27/2024		2,422	2,385	2,393	2.38%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	L+6.00%	12/21/2025		300	24	25	0.02%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured term loan	L+6.00%	12/21/2025		1,034	1,015	1,016	1.01%
Peak Dental Services, LLC (12)	First lien senior secured delayed draw term loan	L+6.25%	12/31/2025		530	(10)	(9)	(0.01)%
Peak Dental Services, LLC (8)	First lien senior secured revolving loan	L+6.25%	12/31/2025		133	24	24	0.02%
Peak Dental Services, LLC (8)	First lien senior secured term loan	L+6.25%	12/31/2025		549	538	539	0.54%
Peak Investment Holdings, LLC (12)	First lien senior secured delayed draw term loan	L+6.50%	12/6/2024		485	(7)	(21)	(0.02)%
Peak Investment Holdings, LLC (12)	First lien senior secured revolving loan	L+6.50%	12/6/2024		324	(5)	(14)	(0.01)%
Peak Investment Holdings, LLC (8)	First lien senior secured term loan	L+6.50%	12/6/2024		422	416	404	0.40%
SAMGI Buyer, Inc. (12)	First lien senior secured revolving loan	L+6.50%	4/14/2025		138	(3)	(3)	(0.00)%
SAMGI Buyer, Inc. (8)	First lien senior secured term loan	L+6.50%	4/14/2025		537	526	527	0.52%
SCP ENT and Allergy Services, LLC (8)(9)	First lien senior secured delayed draw term loan	L+6.50%	9/25/2025		1,172	77	78	0.08%
SCP ENT and Allergy Services, LLC (12)	First lien senior secured revolving loan	L+6.50%	9/25/2025		218	(5)	(5)	(0.01)%
SCP ENT and Allergy Services, LLC (8)(9)	First lien senior secured term loan	L+6.50%	9/25/2025		912	891	892	0.89%
Silver Falls MSO, LLC (9)	First lien senior secured revolving loan	L+6.25%	8/30/2024		235	53	45	0.04%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L+6.25%	8/30/2024		1,314	1,292	1,251	1.24%
Southeast Primary Care Partners, LLC (12)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2025		300	(7)	(7)	(0.01)%
Southeast Primary Care Partners, LLC (12)	First lien senior secured revolving loan	L+6.25%	12/30/2025		225	(5)	(5)	(0.01)%
Southeast Primary Care Partners, LLC (6)	First lien senior secured term loan	L+6.25%	12/30/2025		730	712	714	0.71%
Southern Orthodontic Partners Management, LLC (12)	First lien senior secured delayed draw term loan	L+6.50%	1/27/2026		534	(13)	(13)	(0.01)%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured revolving loan	L+6.50%	1/27/2026		134	5	5	0.01%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured term loan	L+6.50%	1/27/2026		335	327	327	0.33%
Vital Care Buyer, LLC (12)	First lien senior secured revolving loan	L+6.00%	10/19/2025		580	(9)	(8)	(0.01)%
Vital Care Buyer, LLC (8)	First lien senior secured term loan	L+6.00%	10/19/2025		1,021	1,004	1,007	1.00%
						17,102	17,037	16.94%
Health care technology
Millennia Patient Services, LLC (12)	First lien senior secured delayed draw term loan	L+6.50%	3/8/2026		$267	$(5)	$(5)	(0.01)%
Millennia Patient Services, LLC (12)	First lien senior secured revolving loan	L+6.50%	3/8/2026		134	(3)	(3)	(0.00)%
Millennia Patient Services, LLC (8)	First lien senior secured term loan	L+6.50%	3/8/2026		1,008	988	988	0.98%
Spear Education, LLC (12)	First lien senior secured delayed draw term loan	L+5.00%	2/26/2025		474	(4)	(13)	(0.01)%
Spear Education, LLC (12)	First lien senior secured revolving loan	L+5.00%	2/26/2025		414	(3)	(11)	(0.01)%
Spear Education, LLC (8)(9)	First lien senior secured term loan	L+5.00%	2/26/2025		868	861	845	0.84%
						1,834	1,801	1.79%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC (12)	First lien senior secured revolving loan	L+5.50%	12/18/2025		$150	$(3)	$(3)	(0.00)%
Aquatic Sales Solutions, LLC (8)	First lien senior secured term loan	L+5.50%	12/18/2025		657	$645	$646	0.64%
DealerOn Inc. (12)	First lien senior secured revolving loan	L+5.50%	11/19/2024		314	(5)	(4)	(0.00)%
DealerOn Inc. (6)	First lien senior secured term loan	L+5.50%	11/19/2024		1,307	1,286	1,291	1.28%
						1,923	1,930	1.92%
IT services
Data Source Intermediate Holdings, LLC (9)	First lien senior secured revolving loan	L+5.50%	2/11/2025		$123	$121	$120	0.12%
Data Source Intermediate Holdings, LLC (8)(9)	First lien senior secured term loan	L+5.50%	2/11/2025		830	818	811	0.81%
Legility, LLC (12)	First lien senior secured revolving loan	L+6.00%	12/17/2024		123	(2)	(3)	(0.00)%
Legility, LLC (6)(9)	First lien senior secured term loan	L+6.00%	12/17/2025		717	704	697	0.69%
Library Associates, LLC (12)	First lien senior secured revolving loan	L+7.00%	8/13/2023		211	(4)	(4)	(0.00)%
Library Associates, LLC (8)	First lien senior secured term loan	L+7.00%	8/13/2023		1,080	1,060	1,062	1.05%
						2,697	2,683	2.67%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2021
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (5) - Continued
Machinery
Industrial Dynamics Company, Ltd. (12)(16)	First lien senior secured revolving loan	L+6.00%	8/20/2024	$141	$(2)	$(5)	(0.01)%
Industrial Dynamics Company, Ltd. (8)	First lien senior secured term loan	L+6.00%	8/20/2024	933	918	902	0.90%
					916	897	0.89%
Media
ALM Media, LLC (6)(18)	First lien senior secured revolving loan	L+7.00%	11/25/2024	$971	$178	$179	0.18%
ALM Media, LLC (8)	First lien senior secured term loan	L+7.00%	11/25/2024	2,725	2,677	2,680	2.66%
					2,855	2,859	2.84%
Metals and mining
Copperweld Group, Inc. (12)	First lien senior secured revolving loan	L+6.00%	9/27/2024	$400	$(6)	$(6)	(0.01)%
Copperweld Group, Inc. (8)(9)	First lien senior secured term loan	L+6.00%	9/27/2024	2,072	2,037	2,037	2.03%
					2,031	2,031	2.02%
Personal products
Cosmetic Solutions, LLC (12)	First lien senior secured delayed draw term loan	L+5.75%	10/17/2025	$366	$(6)	$(8)	(0.01)%
Cosmetic Solutions, LLC (12)	First lien senior secured revolving loan	L+5.75%	10/17/2025	344	(5)	(8)	(0.01)%
Cosmetic Solutions, LLC (9)	First lien senior secured term loan	L+5.75%	10/17/2025	2,837	2,791	2,774	2.76%
					2,780	2,758	2.74%
Real estate management and development
BBG Intermediate Holdings, Inc. (12)	First lien senior secured revolving loan	L+6.50%	1/8/2026	$210	$(4)	$(4)	(0.00)%
BBG Intermediate Holdings, Inc. (8)	First lien senior secured term loan	L+6.50%	1/8/2026	1,679	1,647	1,647	1.63%
					1,643	1,643	1.63%
Software
Affinitiv, Inc. (12)	First lien senior secured revolving loan	L+6.00%	8/26/2024	$248	$(3)	$(1)	(0.00)%
Affinitiv, Inc. (8)	First lien senior secured term loan	L+6.00%	8/26/2024	2,340	2,309	2,326	2.31%
ShiftKey, LLC (12)	First lien senior secured revolving loan	L+6.00%	3/17/2026	187	(3)	(3)	(0.00)%
ShiftKey, LLC (8)	First lien senior secured term loan	L+6.00%	3/17/2026	943	929	929	0.92%
					3,232	3,251	3.23%
Specialty retail
Leonard Group, Inc. (12)	First lien senior secured revolving loan	L+6.00%	2/26/2026	$197	$(4)	$(4)	(0.00)%
Leonard Group, Inc. (8)(9)(10)	First lien senior secured term loan	L+6.00%	2/26/2026	1,265	1,240	1,240	1.24%
					1,236	1,236	1.24%
Textiles, apparel and luxury goods
Lakeshirts LLC (12)	First lien senior secured delayed draw term loan	L+4.75%	12/23/2025	$398	$(5)	$(7)	(0.01)%
Lakeshirts LLC (8)	First lien senior secured revolving loan	L+4.75%	12/23/2024	398	141	141	0.14%
Lakeshirts LLC (8)	First lien senior secured term loan	L+4.75%	12/23/2024	1,578	1,557	1,551	1.54%
					1,693	1,685	1.67%
Trading companies and distributors
Banner Buyer, LLC (6)	First lien senior secured delayed draw term loan	L+5.75%	10/31/2025	$1,047	$66	$65	0.06%
Banner Buyer, LLC (6)	First lien senior secured revolving loan	L+5.75%	10/31/2025	370	69	69	0.07%
Banner Buyer, LLC (6)(10)	First lien senior secured term loan	L+5.75%	10/31/2025	1,396	1,377	1,378	1.37%
Empire Equipment Company, LLC (12)	First lien senior secured delayed draw term loan	L+6.25%	1/17/2025	941	(16)	(30)	(0.03)%
Empire Equipment Company, LLC (12)	First lien senior secured revolving loan	L+6.25%	1/17/2025	439	(8)	(14)	(0.01)%
Empire Equipment Company, LLC (8)	First lien senior secured term loan	L+6.25%	1/17/2025	1,346	1,321	1,302	1.29%
Montway LLC (12)	First lien senior secured delayed draw term loan	L+6.50%	11/4/2025	675	(14)	(13)	(0.01)%
Montway LLC (12)	First lien senior secured revolving loan	L+6.50%	11/4/2025	150	(3)	(3)	(0.00)%
Montway LLC (8)	First lien senior secured term loan	L+6.50%	11/4/2025	728	713	714	0.71%
Triad Technologies, LLC (12)	First lien senior secured revolving loan	L+4.75%	10/31/2025	314	(5)	(3)	(0.00)%
Triad Technologies, LLC (8)	First lien senior secured term loan	L+4.75%	10/31/2025	948	933	938	0.93%
					4,433	4,403	4.38%
Total non-controlled/non-affiliated senior secured debt					$80,966	$80,517	80.03%

Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	7/17/2025		$10	$9	0.01%
Total non-controlled/non-affiliated sponsor subordinated note					$10	$9	0.01%
Total non-controlled/non-affiliated investments					$80,976	$80,526	80.04%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (19)	Equity - 1.71% membership interest				$3,329	$4,061	4.04%
Total non-controlled/affiliated investments					$3,329	$4,061	4.04%
Total investments					$84,305	$84,587	84.08%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)
Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.

(3)	Principal/par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, e.g. Canadian Dollars (“C$”).
(4)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)
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

(6)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2021 was 0.11%.
(7)	The interest rate on these loans is subject to 2 month LIBOR, which as of March 31, 2021 was 0.13%.
(8)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2021 was 0.19%.
(9)	The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2021 was 0.21%.
(10)	The interest rate on these loans is subject to 12 month LIBOR, which as of March 31, 2021 was 0.28%.
(11)	The interest rate on these loans is subject to 3 Month Canadian Dollar Offer Rate (“CDOR”), which as of March 31, 2021 was 0.44%.
(12)
Represents revolvers and delayed draw term loans where the entire balance is unfunded as of March 31, 2021. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.

(13)
Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2021, non-qualifying assets represented approximately 2.70% of the total assets of the Company.

(14)	Principal balance includes reserve for letter of credit of $2,834 on which the borrower pays 5.50%.
(15)	Principal balance includes reserve for letter of credit of $32,340 on which the borrower pays 5.75%.
(16)	Principal balance includes reserve for letter of credit of $5,159 on which the borrower pays 6.00%.
(17)	Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 6.00%.
(18)	Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(19)
As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2021
(Amounts in thousands)
(Unaudited)

Additional Information

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 1,937	CAD 2,414	6/25/2021	$16
Wells Fargo Bank, National Association	USD 490	CAD 616	6/25/2021	–
Total				$16

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2020
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (4)
Aerospace and defense
Mattco Forge, Inc. (11)	First lien senior secured revolving loan	L+5.25%	12/6/2024	$506	$(8)	$(19)	(0.02)%
Mattco Forge, Inc. (8)	First lien senior secured term loan	L+5.25%	12/6/2024	2,213	2,177	2,133	2.40%
				2,719	2,169	2,114	2.38%
Auto components
Continental Battery Company (5)	First lien senior secured term loan	L+6.75%	12/14/2022	$1,172	$1,149	$1,157	1.31%
				1,172	1,149	1,157	1.31%
Chemicals
AM Buyer, LLC (7)	First lien senior secured revolving loan	L+6.75%	5/1/2025	$111	$–	$1	0.00%
AM Buyer, LLC (7)	First lien senior secured term loan	L+6.75%	5/1/2025	498	487	489	0.55%
G2O Technologies, LLC (11)	First lien senior secured revolving loan	L+6.50%	3/31/2025	207	(4)	(4)	(0.00)%
G2O Technologies, LLC (7)	First lien senior secured term loan	L+6.50%	3/31/2025	1,577	1,546	1,550	1.75%
Revolution Plastics Buyer, LLC (5)	First lien senior secured revolving loan	L+5.00%	8/15/2025	704	200	202	0.23%
Revolution Plastics Buyer, LLC (5)(7)	First lien senior secured term loan	L+5.00%	8/15/2025	2,676	2,627	2,642	2.99%
Teel Plastics, LLC (11)	First lien senior secured revolving loan	L+5.00%	1/24/2025	324	(5)	(6)	(0.01)%
Teel Plastics, LLC (5)	First lien senior secured term loan	L+5.00%	1/24/2025	1,861	1,830	1,825	2.06%
				7,958	6,681	6,699	7.57%
Commercial services and supplies
BRTS Holdings, LLC (7)	First lien senior secured delayed draw term loan	L+5.75%	9/6/2022	$175	$127	$127	0.14%
BRTS Holdings, LLC (7)(13)	First lien senior secured revolving loan	L+5.75%	9/6/2022	588	290	290	0.33%
BRTS Holdings, LLC (7)	First lien senior secured term loan	L+5.75%	9/6/2022	3,125	3,105	3,106	3.51%
Nimlok Company, LLC (7)(15)	First lien senior secured revolving loan	L+6.00%	11/27/2025	320	305	288	0.33%
Nimlok Company, LLC (7)	First lien senior secured term loan	L+6.00%	11/27/2025	1,927	1,902	1,773	2.00%
				6,135	5,729	5,582	6.31%
Containers and packaging
Innovative FlexPak, LLC (11)	First lien senior secured revolving loan	L+6.75%	1/23/2025	$627	$(10)	$(9)	(0.01)%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	L+6.75%	1/23/2025	2,407	2,366	2,374	2.67%
Jansy Packaging, LLC (5)	First lien senior secured revolving loan	L+7.00%	9/30/2022	706	17	(4)	(0.00)%
Jansy Packaging, LLC (5)	First lien senior secured term loan	L+7.00%	9/30/2022	1,101	1,081	1,050	1.19%
MRC Keeler Acquisition, LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	12/4/2025	150	(3)	(3)	(0.00)%
MRC Keeler Acquisition, LLC (11)	First lien senior secured revolving loan	L+5.75%	12/4/2025	150	(3)	(3)	(0.00)%
MRC Keeler Acquisition, LLC (7)	First lien senior secured term loan	L+5.75%	12/4/2025	976	957	956	1.08%
Vanguard Packaging, LLC (11)	First lien senior secured revolving loan	L+5.25%	8/9/2024	535	(6)	(8)	(0.01)%
Vanguard Packaging, LLC (8)	First lien senior secured term loan	L+5.25%	8/9/2024	1,225	1,211	1,206	1.36%
				7,877	5,610	5,559	6.28%
Diversified consumer services
50Floor, LLC (11)	First lien senior secured revolving loan	L+6.25%	12/31/2025	$199	$(4)	$(4)	(0.00)%
50Floor, LLC (7)	First lien senior secured term loan	L+6.25%	12/31/2026	990	970	970	1.10%
Groundworks Operations, LLC (7)	First lien senior secured delayed draw term loan	L+6.25%	1/17/2026	1,632	1,257	1,258	1.42%
Groundworks Operations, LLC (11)	First lien senior secured revolving loan	L+6.25%	1/17/2026	387	(5)	(5)	(0.01)%
Groundworks Operations, LLC (7)	First lien senior secured term loan	L+6.25%	1/17/2026	2,384	2,350	2,351	2.65%
Kalkomey Enterprises, LLC (11)	First lien senior secured revolving loan	L+6.50%	4/24/2025	77	(2)	(1)	(0.00)%
Kalkomey Enterprises, LLC (7)	First lien senior secured term loan	L+6.50%	4/24/2026	838	818	822	0.93%
NSG Buyer, Inc. (11)	First lien senior secured revolving loan	L+5.75%	9/30/2024	294	(2)	(3)	(0.00)%
NSG Buyer, Inc. (5)	First lien senior secured term loan	L+5.75%	9/30/2025	2,465	2,444	2,429	2.74%
				9,266	7,826	7,817	8.83%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (5)	First lien senior secured revolving loan	L+6.00%	11/22/2025	$324	$157	$151	0.17%
Advanced Lighting Acquisition, LLC (5)	First lien senior secured term loan	L+6.00%	11/22/2025	1,450	1,429	1,404	1.59%
				1,774	1,586	1,555	1.76%
Food and staples retailing
Engelman Baking Co., LLC (7)	First lien senior secured revolving loan	L+5.75%	2/28/2025	$207	$47	$37	0.04%
Engelman Baking Co., LLC (5)(7)	First lien senior secured term loan	L+5.75%	2/28/2025	728	715	682	0.77%
				935	762	719	0.81%
Food products
Perimeter Brands Intermediate Holdco LLC (11)	First lien senior secured revolving loan	L+5.50%	12/11/2025	$210	$(4)	$(4)	(0.00)%
Perimeter Brands Intermediate Holdco LLC (6)	First lien senior secured term loan	L+5.50%	12/11/2025	1,025	1,004	1,004	1.13%
				1,235	1,000	1,000	1.13%
Gas utilities
Hydromax USA, LLC (11)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2026	$114	$(2)	$(2)	(0.00)%
Hydromax USA, LLC (10)	First lien senior secured revolving loan	L+6.25%	12/30/2026	228	7	7	0.01%
Hydromax USA, LLC (5)	First lien senior secured term loan	L+6.25%	12/30/2026	1,259	1,237	1,237	1.40%
				1,601	1,242	1,242	1.41%

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
Foreign Currency Translation
Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.
The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within net realized and unrealized gain (loss) on investments on the consolidated statement of operations. Unrealized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to the changes in foreign currency exchange rates are included in the net change in unrealized gain (loss) on foreign currency translation on the consolidated statements of operations. Net realized gains and losses on foreign currency holdings and non-investment assets and liabilities attributable to changes in foreign currency exchange rates are included in net realized gain (loss) on foreign currency transactions on the consolidated statements of operations.
Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded on the consolidated statements of assets and liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the consolidated schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized gain (loss) on foreign currency forward contracts recorded on the consolidated statements of operations.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three months ended March 31, 2021, the Company paid approximately $23,000 and amortized approximately $53,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three months ended March 31, 2020, the Company amortized approximately $27,000 of financing costs, which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the three months ended March 31, 2021, the Company received approximately $40,000 of agent fees. During the three months ended March 31, 2021, approximately $37,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three months ended March 31, 2020, the Company received approximately $21,000 of agent fees, of which approximately $18,000 have been amortized and included in “Other” income on the consolidated statements of operations.
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
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.  For the three months ended March 31, 2021 and 2020, the Company did not accrue any U.S. federal excise tax.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the three months ended March 31, 2021 and 2020, the Company did not accrue any U.S. federal tax expense.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through March 31, 2021.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three months ended March 31, 2021, the Company earned approximately $17,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the three months ended March 31, 2020, the Company earned approximately $93,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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

Investments at fair value and amortized cost consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$80,966	$80,517	$76,415	$75,805
Sponsor subordinated note	10	9	7	7
Investment in affiliated fund	3,329	4,061	3,201	3,721
Total investments	$84,305	$84,587	$79,623	$79,533

The industry composition of investments based on fair value as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Aerospace and defense	2.5%	2.7%
Auto components	–	1.5%
Chemicals	8.2%	8.4%
Commercial services and supplies	6.6%	7.0%
Containers and packaging	6.5%	7.0%
Diversified consumer services	10.5%	9.8%
Electronic equipment, instruments and components	1.8%	2.0%
Food and staples retailing	0.8%	0.9%
Food products	1.2%	1.3%
Gas utilities	1.6%	1.6%
Health care equipment and supplies	3.2%	0.8%
Health care providers and services	20.1%	24.0%
Health care technology	2.1%	1.6%
Internet and direct marketing retail	2.3%	2.5%
IT services	3.2%	3.4%
Machinery	1.1%	1.1%
Media	3.4%	3.4%
Metals and mining	2.4%	2.6%
Multisector holdings	4.8%	4.7%
Personal products	3.3%	3.5%
Real estate management and development	1.9%	-
Software	3.8%	2.9%
Specialty retail	1.5%	–
Textiles, apparel and luxury goods	2.0%	2.0%
Trading companies and distributors	5.2%	5.3%
Total	100.0%	100.0%

As of March 31, 2021, 97.2% of investments held were based in the United States and 2.8% were based in Canada. Investments held as of December 31, 2020 were based solely in the United States.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 4.  Fair Value of Investments

Fair Value Disclosures

The following tables present the fair value hierarchy of financial instruments as of March 31, 2021 and December 31, 2020:

	Assets at Fair Value as of March 31, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$–	$80,517	$80,517
Sponsor subordinated note	-	–	9	9
Foreign currency forward contracts	-	16	–	16
Total	$-	$16	$80,526	$80,542
Investments measured at net asset value(1)				4,061
Total financial instruments, at fair value				$84,603

(1) Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Assets at Fair Value as of December 31, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$–	$–	$75,805	$75,805
Sponsor subordinated note	–	–	7	7
Total	$–	$–	$75,812	$75,812
Investments measured at net asset value(1)				3,721
Total financial instruments, at fair value				$79,533

(1) Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2021 and 2020:

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2021*
(Amounts in thousands)	Balance 1/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2021
First lien senior secured debt	$75,805	$13,930	$(9,572)	$175	$18	$161	$80,517	$161
Sponsor subordinated note	7	2	–	1	–	(1)	9	(1)
Total	$75,812	$13,932	$(9,572)	$176	$18	$160	$80,526	$160

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2020*
(Amounts in thousands)	Balance 1/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2020	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2020
First lien senior secured debt	$38,156	$22,155	$(922)	$58	$–	$(1,590)	$57,857	$(1,590)
Sponsor subordinated note	–	6	–	–	–	(1)	5	(1)
Total	$38,156	$22,161	$(922)	$58	$–	$(1,591)	$57,862	$(1,591)

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

Debt Not Carried at Fair Value

The fair value of the Company’s subscription facility, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximates its carrying value.

Significant Unobservable Inputs

In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2021 and December 31, 2020.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value					Impact to Valuation
	as of	Valuation	Significant		Weighted	from an Increase
Asset Class	3/31/2021	Techniques	Unobservable Inputs	Input Ranges	Average	in Input
	(Amounts in thousands)
First lien senior secured debt	$69,745	Discounted cash flow	Yield	6.5% - 11.4%	8.1%	Decrease
Sponsor subordinated note	9	Market comparable	LTM EBITDA multiple	7.0x		Increase
	$69,754

	Fair Value					Impact to Valuation
	as of	Valuation	Significant		Weighted	from an Increase
Asset Class	12/31/2020	Techniques	Unobservable Inputs	Input Ranges	Average(1)	in Input
	(Amounts in thousands)
First lien senior secured debt	$64,571	Discounted cash flow	Yield	6.3% - 11.4%	8.0%	Decrease
Sponsor subordinated note	7	Market comparable	LTM EBITDA multiple	7.0x		Increase
	$64,578

The Company’s other Level 3 investments have been valued primarily using recent transactions.  The significant unobservable input used in the discounted cash flow is the yield.  The yield is used to discount the estimated future cash flows expected to be received from the underlying investment.  The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield.  The significant unobservable input used in the market comparable is the LTM EBITDA multiple

Note 5.  Subscription Facility

In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  There were no outstanding borrowings as of March 31, 2021 and December 31, 2020.

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

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of March 31, 2021 and December 31, 2020, there were no outstanding borrowings.  In addition, the Company pays an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.

The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of March 31, 2021 and December 31, 2020, the Company is in compliance in all material respects with such covenants.

Debt obligations consisted of the following as of March 31, 2021:

	As of March 31, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$-	$12,712	$–
Total debt	$15,000	$-	$12,712	$–

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

Debt obligations consisted of the following as of December 31, 2020:

	As of December 31, 2020
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$–	$13,900	$–
Total debt	$15,000	$–	$13,900	$–

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2021	March 31, 2020
Interest expense	$7	$98
Amortization of deferred financing costs	53	27
Total interest expense	$60	$125
Average interest rate	3.54%	3.04%
Average daily borrowings	$56	$9,293

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

For the three ended March 31, 2021, the Administrator charged approximately $0.1 million for certain costs and expenses allocable to the Company under the terms of the Administration agreement.  For the three months ended March 31, 2020, the Administrator had the option to charge approximately $0.2 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods.

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

As of March 31, 2021, the Company had approximately $0.6 million payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.  As of December 31, 2020, the Company had approximately $0.5 million payable to Angelo Gordon for operating costs, which is included in "Accrued expenses and other liabilities payable to affiliate" on the consolidated statement of assets and liabilities.

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

For the three months ended March 31, 2021, the Company accrued approximately $123,000 of base management fees payable to the Advisor.  For the three months ended March 31, 2020, the Company accrued approximately $74,000 of base management fees payable to the advisor. As of March 31, 2021 and December 31, 2020, base management fees payable by the Company to the Advisor were approximately $123,000 and $105,000, respectively.

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

For the three months ended March 31, 2021, the Company accrued approximately $147,000 of income incentive fees payable to the Advisor, of which $147,000 were unpaid as of March 31, 2021. For the three months ended March 31, 2020, the Company accrued approximately $39,000 of income incentive fees payable to the Advisor. As of December 31, 2020, the Company had approximately $99,000 of income incentive fees payable to the Advisor.

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

Investment in Affiliated Fund

Fair value as of March 31, 2021 and 2020 and transactions during the three months ended March 31, 2021 and 2020 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Fund at Fair Value for the Three Months Ended March 31, 2021
(Amounts in thousands)	Fair Value as of January 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$3,721	$130	$(2)	$–	$212	$4,061	$–
Total non-controlled/affiliated investments	$3,721	$130	$(2)	$–	$212	$4,061	$–

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
	Investment in Affiliated Fund at Fair Value for the Three Months Ended March 31, 2020
(Amounts in thousands)	Fair Value as of January 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,641	$479	$–	$–	$(361)	$1,759	$–
Total non-controlled/affiliated investments	$1,641	$479	$–	$–	$(361)	$1,759	$–

Note 7.  Derivatives

The Company may enter into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

For the three months ended March 31, 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $809,026.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2021.

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	$16	$–	$16	$–	$16

(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments on the consolidated statements of operations during the three months ended March 31, 2021 was as follows:

Three Months Ended March 31, 2021
Net change in unrealized gain (loss) on foreign currency forward contracts	$16

There were no derivative transactions entered in to or outstanding for the year ended December 31, 2020.
Note 8.  Commitments and Contingencies

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

As of March 31, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
Advanced Lighting Acquisition, LLC	162	162
Affinitiv, Inc.	248	248
ALM Media, LLC	776	971
AM Buyer, LLC	111	108
Anne Arundel Dermatology Management, LLC	634	780
Apex Dental Partners, LLC	566	600
Aquatic Sales Solutions, LLC	150	135
ASP Global Acquisition, LLC	534	534
Banner Buyer, LLC	1,269	1,343
BBG Intermediate Holdings, Inc.	210	–
Beacon Oral Specialists Management LLC	686	686
BRTS Holdings, LLC	400	341
Canadian Orthodontic Partners Corp.	600	–
Copperweld Group, Inc.	400	400
Cosmetic Solutions, LLC	710	710
DealerOn Inc.	314	314
Empire Equipment Company, LLC	1,379	1,254
EMSAR Acquisition LLC	774	–
Engelman Baking Co., LLC	157	157
G2O Technologies, LLC	207	207
Geriatric Medical and Surgical Supply, LLC	270	270
Groundworks Operations, LLC	967	739
Hydromax USA, LLC	216	330
Industrial Dynamics Company, Ltd.	141	141
Innovative FlexPak, LLC	627	627
ISSA, LLC	131	–
Jansy Packaging, LLC	706	676
Kalkomey Enterprises, LLC	77	77
Lakeshirts LLC	650	703
Legility, LLC	123	123
Leonard Group, Inc.	197	–
Library Associates, LLC	211	211
Mattco Forge, Inc.	506	506
Millennia Patient Services, LLC	401	–
Montway LLC	825	825

––
AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Portfolio Company	March 31, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
MRC Keeler Acquisition, LLC	$300	$300
Nimlok Company, LLC	11	11
NSG Buyer, Inc.	294	294
Peak Dental Services, LLC	636	636
Peak Investment Holdings, LLC	809	809
Perimeter Brands Intermediate Holdco LLC	210	210
Reliable Medical Supply LLC	138	138
Revolution Plastics Buyer, LLC	281	492
SAMGI Buyer, Inc.	138	138
SCA Buyer, LLC	484	–
SCP ENT and Allergy Services, LLC	1,287	1,287
SCP Eye Care Services, LLC	–	469
ShiftKey, LLC	187	–
Silver Falls MSO, LLC	178	178
Southeast Primary Care Partners, LLC	525	525
Southern Orthodontic Partners Management, LLC	659	–
Spear Education, LLC	888	474
Spectrum Solutions, LLC	267	–
Teel Plastics, LLC	324	324
Triad Technologies, LLC	314	282
United Land Services Opco Parent, LLC	1,205	–
Vanguard Packaging, LLC	535	535
Varsity DuvaSawko Operating Corp.	474	474
Vital Care Buyer, LLC	580	580
Total unfunded portfolio company commitments	$27,258	$22,533

(1) Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

As of March 31, 2021 and December 31, 2020, approximately $193,000 and $181,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.

Investor Commitments

As of March 31, 2021 and December 31, 2020, the Company had $216.0 million in total capital commitments from investors ($115.6 million and $126.4 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.

Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of March 31, 2021, management was not aware of any material pending or threatened litigation.

Note 9.  Net Assets

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

During the three months ended March 31, 2021 and 2020, the Advisor delivered the following capital call notices to investors:

Three Months Ended March 31, 2021
		Number of Common Shares Issued	Aggregate Offering Price ($ in millions)

Capital Drawdown Notice Date	Common Share Issuance Date
March 16, 2021	March 30, 2021	540,000	$10.80
Total		540,000	$10.80

Three Months Ended March 31, 2020
		Number of Common Shares Issued	Aggregate Offering Price ($ in millions)

Capital Drawdown Notice Date	Common Share Issuance Date
February 28, 2020	March 13, 2020	810,000	$16.20
Total		810,000	$16.20

Dividends

There were no dividends declared during the three months ended March 31, 2021 or 2020.

Note 10.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands, except share and per share amounts)	March 31, 2021	March 31, 2020
Net increase (decrease) in net assets resulting from operations	$1,303	$(1,656)
Weighted average shares of common stock outstanding - basic and diluted	4,488,000	2,320,220
Earnings (loss) per common share - basic and diluted	$0.29	$(0.71)

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were no permanent differences for the three months ended March 31, 2021. For the three months ended March 31, 2020, permanent differences were approximately $170,000, consisting of nondeductible offering costs.
Note 12.  Financial Highlights

The following are financial highlights for a common share outstanding during the three months ended March 31, 2021 and 2020:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Amounts in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$19.75	$19.77
Net investment income (loss)(1)	0.20	0.13
Net realized and unrealized gain (loss) on investment transactions(1)	0.09	(0.84)
Total from operations	0.29	(0.71)
Impact of issuance of common stock	(0.01)	0.22
Total increase (decrease) in net assets	0.28	(0.50)
Net asset value, end of period	$20.03	$19.27
Shares outstanding, end of period	5,022,000	2,970,000
Total return(2)	1.4%	(2.5)%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	0.9%	2.2%
Ratio of net expenses to average net assets(3)(4)(6)	0.9%	1.8%
Ratio of net investment income (loss) to average net assets(3)(4)	1.0%	0.7%
Net assets, end of period	$100,604	$57,245
Weighted average shares outstanding	4,488,000	2,320,220
Total capital commitments, end of period	$216,000	$216,000
Ratio of total contributed capital to total committed capital, end of period	46.5%	27.5%
Portfolio turnover rate(7)	11.7%	1.9%
Asset coverage ratio(8)	N/A	873.6%

(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(3)	Not annualized.
(4)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(5)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Administrator.
(6)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator.
(7)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
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

On April 14, 2021, the Board declared a dividend of $0.20 per share on the Company’s common stock, which is payable on April 30, 2021 to stockholders of record at the close of business on April 26, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this quarterly report on Form 10-Q, or this "report," we refer to AG Twin Brook BDC, Inc. as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment adviser, AG Twin Brook Manager, LLC, as our "Advisor," and we refer to the direct parent company of our Advisor, Angelo, Gordon & Co., L.P., as "Angelo Gordon." Angelo Gordon serves as the Company’s Administrator and may also be referred to herein as “Administrator”.
Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the U.S. Department of the Treasury and the Federal Reserve, and the potential effects of actual and proposed legislation on us, our views on certain macroeconomic trends, and the impact of COVID-19. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks identified under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 10-K”). Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of AG Twin Brook BDC, Inc. This MD&A is provided as a supplement to, and should be read in conjunction with our 2020 10-K, our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q).
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
We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.  Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of March 31, 2021, we had $216 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.

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
Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2021, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of March 31, 2021.
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
During the three months ended March 31, 2021, we continued to experience an increase in our net assets resulting from operations after experiencing unrealized losses across the fair value of our investments resulting from the COVID-19 pandemic during the first half of 2020. We experienced a decrease in our net assets resulting from operations for the first six months of 2020 and an increase for the six months ended December 31, 2020.
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
Portfolio and Investment Activity

As of March 31, 2021, based on fair value, our portfolio consisted of 95.19% first lien senior secured debt investments, a 0.01% sponsor subordinated note investment, and a 4.80% investment in an affiliated fund.
As of March 31, 2021, we had investments in sixty portfolio companies with an aggregate fair value of $84.6 million.  As of December 31, 2020, we had investments in fifty-one portfolio companies with an aggregate fair value of $79.5 million.

Our investment activity for the three months ended March 31, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Amounts in thousands)	2021	2020
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$19,615	$21,945
Sponsor subordinated note	2	6
Investment in affiliated fund	130	479
Total principal amount of investments committed	$19,747	$22,430
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(10,211)	$(666)
Investment in affiliated fund	(2)	–
Total principal amount of investments sold or repaid	$(10,213)	$(666)
New debt investments(1):
New commitments	$18,409	$21,945
Number of new commitments in new portfolio companies(2)	11	12
Average new commitment amount	$1,674	$1,829
Weighted average term for new commitments (in years)	4.9	5.1
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	0.0%	0.0%

(1)	Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)	Number of new debt investment commitments represent commitments to a particular portfolio company.

As of March 31, 2021 and December 31, 2020, our investments consisted of the following:

	March 31, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$80,966	$80,517	$76,415	$75,805
Sponsor subordinated note	10	9	7	7
Investment in affiliated fund	3,329	4,061	3,201	3,721
Total investments	$84,305	$84,587	$79,623	$79,533

The table below describes investments by industry composition based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Aerospace and defense	2.5%	2.7%
Auto components	-	1.5%
Chemicals	8.2%	8.4%
Commercial services and supplies	6.6%	7.0%
Containers and packaging	6.5%	7.0%
Diversified consumer services	10.5%	9.8%
Electronic equipment, instruments and components	1.8%	2.0%
Food and staples retailing	0.8%	0.9%
Food products	1.2%	1.3%
Gas utilities	1.6%	1.6%
Health care equipment and supplies	3.2%	0.8%
Health care providers and services	20.1%	24.0%
Health care technology	2.1%	1.6%
Internet and direct marketing retail	2.3%	2.5%
IT services	3.2%	3.4%
Machinery	1.1%	1.1%
Media	3.4%	3.4%
Metals and mining	2.4%	2.6%
Multisector holdings	4.8%	4.7%
Personal products	3.3%	3.5%
Real estate management and development	1.9%	–
Software	3.8%	2.9%
Specialty retail	1.5%	–
Textiles, apparel and luxury goods	2.0%	2.0%
Trading companies and distributors	5.2%	5.3%
Total	100.0%	100.0%

As of March 31 2021, 97.2% of investments held were based in the United States and 2.8% were based in Canada. Investments held as of December 31, 2020 were based solely in the United States.

The weighted average yields and interest rates of our funded debt investments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted average total yield of funded debt investments at cost	8.0%	7.7%
Weighted average total yield of funded debt investments at fair value	8.1%	7.9%
Weighted average interest rate of funded debt investments (1)	7.0%	7.0%
Weighted average spread over LIBOR/CDOR of all floating rate funded debt investments	5.9%	5.9%

(1)  Calculated using actual interest rates in effect as of March 31, 2021 and December 31, 2020 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
		Percentage of		Percentage of
	Investments	Total	Investments	Total
Investment Rating	at Fair Value	Debt Investments	at Fair Value	Debt Investments
(Amounts in thousands)
A	$–	–	$–	–
B	70,891	88.0%	68,960	91.0%
C	9,626	12.0%	6,845	9.0%
D	–	–	–	–
E	–	–	–	–
F	–	–	–	–
Total	$80,517	100.0%	$75,805	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$80,966	100.0%	$76,415	100.0%
Non-accrual	–	–	–	–
Total	$80,966	100.0%	$76,415	100.0%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2021 and 2020:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2021	March 31, 2020
Total investment income	$1,676	$1,114
Less: expenses	(771)	(818)
Net investment income (loss)	905	296
Net change in unrealized gain (loss)	388	(1,952)
Net realized gain (loss)	10	–
Net increase (decrease) in net assets resulting from operations	$1,303	$(1,656)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2021	March 31, 2020
Interest income	$1,622	$1,003
Other income	54	111
Total investment income	$1,676	$1,114

Total investment income increased to $1.7 million for the three months ended March 31, 2021 from $1.1 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $84.6 million at March 31, 2021 from $59.6 million at March 31, 2020.

Expenses

Expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2021	March 31, 2020
Income incentive fees	$147	$39
Management fees	123	74
Insurance fees	122	121
Accounting fees	104	93
Administrative fees	88	164
Interest	60	125
Directors' fees	45	45
Professional fees	44	101
Other	38	50
Offering costs	–	170
Total gross expenses	$771	$982
Less waivers:
Administrative fees waived	–	(164)
Total net expenses	$771	$818

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

For the three ended March 31, 2021, the Administrator charged approximately $0.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended March 31, 2020, the Administrator had the option to charge approximately $0.2 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods.

Total net expenses remained relatively consistent at approximately $0.8 million for the three months ended March 31, 2021 and 2020, primarily due to decreases in offering costs, interest expense, and professional fees, offset by increases in income incentive fees, administrative fees and management fees. These increases were largely driven by our deployment of capital and increased balance of our investments.
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
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three months ended March 31, 2021 and 2020, we did not accrue any U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended March 31, 2021 and 2020, we did not accrue any U.S. federal tax expense.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2021 and 2020, net unrealized gains (losses) on our investment transactions were as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2021	March 31, 2020
Net change in unrealized gain (loss) on investments	$372	$(1,952)
Net change in unrealized gain (loss) on foreign currency forward contracts	16	–
Net change in unrealized gain (loss) on investment transactions	$388	$(1,952)

For the three months ended March 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. The primary drivers of our portfolio's unrealized gains were improved market conditions and credit spreads tightening during the three months ended March 31, 2021.
For the three months ended March 31, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2019. The primary drivers of our portfolio's unrealized losses were increased market volatility and credit spreads widening during the three months ended March 31, 2020.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies and foreign currency transactions during the three months ended March 31, 2021 and 2020, were as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2021	March 31, 2020
Net realized gain (loss) on investments	$18	$–
Net realized gain (loss) on foreign currency transactions	(8)	–
Net realized gain (loss) on investment transactions	$10	$–

There were no significant changes in net realized gain (loss) on investment transactions for the three months ended March 31, 2021 as compared to the same period in the prior year.

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

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. There were no outstanding borrowings as of March 31, 2021 and December 31, 2020. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2021, taken together with our uncalled capital commitments of $115.6 million and available debt capacity of $12.7 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of March 31, 2021, we had $16.6 million in cash.  During the three months ended March 31, 2021, we used $3.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $14.1 million, partially offset by sales and paydowns of portfolio investments of $9.6 million, and other operating activities of $1.1 million.  Cash provided by financing activities was $9.6 million during the period, which was primarily the result of proceeds from the issuance of shares of $10.8 million, partially offset by dividend payments of $1.2 million.

As of March 31, 2020, we had $5.1 million in cash. During the three months ended March 31, 2020, we used $21.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $22.7 million, partially offset by sales of portfolio investments of $1.0 million, and other operating activities of $0.6 million. Cash provided by financing activities was $17.1 million during the period, which was primarily the result of proceeds from the issuance of shares of $16.2 million and proceeds from net borrowings on our credit facility of $0.9 million.

Equity

Subscriptions and Drawdowns

We have the authority to issue 100,000,000 shares of common stock with a par value of $0.001 per share.

We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investors.

During the three months ended March 31, 2021 and 2020, our Advisor delivered the following capital call notices to investors:

Three Months Ended March 31, 2021
		Number of Common Shares Issued	Aggregate Offering Price ($ in millions)

Capital Drawdown Notice Date	Common Share Issuance Date
March 16, 2021	March 30, 2021	540,000	$10.80
Total		540,000	$10.80

Three Months Ended March 31, 2020
		Number of Common Shares Issued	Aggregate Offering Price ($ in millions)

Capital Drawdown Notice Date	Common Share Issuance Date
February 28, 2020	March 13, 2020	810,000	$16.20
Total		810,000	$16.20

Dividends

There were no dividends declared for the three months ended March 31, 2021 and 2020.

On April 14, 2021, the Board declared a dividend of $0.20 per share on the Company’s common stock, which is payable on April 30, 2021 to stockholders of record at the close of business on April 26, 2021.

Debt

Subscription Facility

In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  There were no outstanding borrowings as of March 31, 2021 and December 31, 2020.

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

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of March 31, 2021 and December 31, 2020, there were no outstanding borrowings. In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.

The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of March 31, 2021, we are in compliance with such covenants.

Debt obligations consisted of the following as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$–	$12,712	$-
Total debt	$15,000	$–	$12,712	$-

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

	As of December 31, 2020
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$-	$13,900	$–
Total debt	$15,000	$-	$13,900	$–

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

For the three months ended March 31, 2021 and 2020, the components of interest expense were as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2021	March 31, 2020
Interest expense	$7	$98
Amortization of deferred financing costs	53	27
Total interest expense	$60	$125
Average interest rate	3.54%	3.04%
Average daily borrowings	$56	$9,293

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

As of March 31, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
Advanced Lighting Acquisition, LLC	162	162
Affinitiv, Inc.	248	248
ALM Media, LLC	776	971
AM Buyer, LLC	111	108
Anne Arundel Dermatology Management, LLC	634	780
Apex Dental Partners, LLC	566	600
Aquatic Sales Solutions, LLC	150	135
ASP Global Acquisition, LLC	534	534
Banner Buyer, LLC	1,269	1,343
BBG Intermediate Holdings, Inc.	210	–
Beacon Oral Specialists Management LLC	686	686
BRTS Holdings, LLC	400	341
Canadian Orthodontic Partners Corp.	600	–
Copperweld Group, Inc.	400	400
Cosmetic Solutions, LLC	710	710
DealerOn Inc.	314	314
Empire Equipment Company, LLC	1,379	1,254
EMSAR Acquisition LLC	774	–
Engelman Baking Co., LLC	157	157
G2O Technologies, LLC	207	207
Geriatric Medical and Surgical Supply, LLC	270	270
Groundworks Operations, LLC	967	739
Hydromax USA, LLC	216	330
Industrial Dynamics Company, Ltd.	141	141
Innovative FlexPak, LLC	627	627
ISSA, LLC	131	–
Jansy Packaging, LLC	706	676
Kalkomey Enterprises, LLC	77	77
Lakeshirts LLC	650	703
Legility, LLC	123	123
Leonard Group, Inc.	197	–
Library Associates, LLC	211	211
Mattco Forge, Inc.	506	506
Millennia Patient Services, LLC	401	–
Montway LLC	825	825

Portfolio Company	March 31, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
MRC Keeler Acquisition, LLC	$300	$300
Nimlok Company, LLC	11	11
NSG Buyer, Inc.	294	294
Peak Dental Services, LLC	636	636
Peak Investment Holdings, LLC	809	809
Perimeter Brands Intermediate Holdco LLC	210	210
Reliable Medical Supply LLC	138	138
Revolution Plastics Buyer, LLC	281	492
SAMGI Buyer, Inc.	138	138
SCA Buyer, LLC	484	–
SCP ENT and Allergy Services, LLC	1,287	1,287
SCP Eye Care Services, LLC	–	469
ShiftKey, LLC	187	–
Silver Falls MSO, LLC	178	178
Southeast Primary Care Partners, LLC	525	525
Southern Orthodontic Partners Management, LLC	659	–
Spear Education, LLC	888	474
Spectrum Solutions, LLC	267	–
Teel Plastics, LLC	324	324
Triad Technologies, LLC	314	282
United Land Services Opco Parent, LLC	1,205	–
Vanguard Packaging, LLC	535	535
Varsity DuvaSawko Operating Corp.	474	474
Vital Care Buyer, LLC	580	580
Total unfunded portfolio company commitments	$27,258	$22,533

(1) Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

As of March 31, 2021 and December 31, 2020, approximately $193,000 and $181,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
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
Investor Commitments

As of March 31, 2021 and December 31, 2020, the Company had $216.0 million in total capital commitments from investors ($115.6 million and $126.4 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.

Contractual Obligations
We have no contractual payment obligations under our subscription facility as there were no borrowings outstanding as of March 31, 2021.
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
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021, and elsewhere in our filings with the SEC. There have been no significant changes this quarter in our critical accounting policies and practices.
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

As of March 31, 2021, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:
(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$1.0	$–	$1.0
Up 100 basis points	$0.2	$–	$0.2
Down 100 basis points	$–	$–	$–
Down 200 basis points	$–	$–	$–

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2021, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Exhibit No.	Description
10.5	Form of Transfer Agency and Registrar Services Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on July 2, 2019
10.6
Revolving Credit Agreement, dated as of August 14, 2019, between AG Twin Brook BDC, Inc., as the Initial Borrower and Wells Fargo Bank National Association, as the Administrative Agent, Letter of Credit Issuer, a Lender and the Lead Arranger (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 11, 2021)

31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AG TWIN BROOK BDC, INC.

May 12, 2021	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

May 12, 2021	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)