Form 10-Q
period 2021-06-30
AG Twin Brook BDC, Inc.
filed 2021-08-12
CIK 1666384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of  August 12, 2021, the registrant had 5,824,493 shares of common stock, $0.001 par value per share, outstanding.

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
 (Amounts in thousands, except share and per share amounts)
	June 30, 2021 (Unaudited)
		December 31, 2020
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $93,090 and $76,422, respectively)	$92,955	$75,812
Non-controlled/affiliated investments at fair value (amortized cost of $4,059 and $3,201, respectively)	5,131	3,721
Unrealized gain on foreign currency forward contracts	4	-
Cash	4,195	10,320
Prepaid expenses	320	162
Interest receivable	218	181
Deferred financing costs	150	236
Total assets	$102,973	$90,432
Liabilities
Subscription facility	$700	$-
Accrued expenses and other liabilities payable to affiliate	542	459
Income incentive fees payable	207	99
Management fees payable	138	105
Deferred income	79	91
Interest payable	8	21
Dividend payable	-	1,156
Total liabilities	1,674	1,931
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized;	$5	$4
5,022,000 and 4,482,000 shares issued and outstanding, respectively
Additional paid-in-capital	99,706	88,919
Total distributable earnings (loss)	1,588	(422)
Total net assets	101,299	88,501
Total liabilities and net assets	$102,973	$90,432
Net asset value per share	$20.17	$19.75

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$1,789	$1,195	$3,411	$2,198
Other	153	20	207	131
Total investment income from non-controlled, non-affiliated investments:	1,942	1,215	3,618	2,329
Total investment income	1,942	1,215	3,618	2,329
Expenses
Income incentive fees	$207	$37	$354	$76
Management fees	138	91	261	165
Insurance fees	100	122	222	243
Accounting fees	106	132	210	225
Administrative fees(1)	82	109	170	273
Professional fees	122	70	166	171
Interest	64	91	124	216
Directors' fees	45	45	90	90
Other	47	41	85	91
Offering costs	-	166	-	336
Total gross expenses	911	904	1,682	1,886
Less waivers:
Administrative fees waived(1)	-	(109)	-	(273)
Total net expenses	911	795	1,682	1,613
Net investment income (loss)	1,031	420	1,936	716
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	$69	$4	$87	$4
Foreign currency transactions	15		7
Foreign currency forward transactions	(59)	-	(59)	-
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	315	138	475	(1,453)
Non-controlled, affiliated investments	340	71	552	(290)
Foreign currency forward contracts	(12)	-	4	-
Total net realized and unrealized gain (loss) on investment transactions	668	213	1,066	(1,739)
Net increase (decrease) in net assets resulting from operations	$1,699	$633	$3,002	$(1,023)
Net investment income (loss) per share - basic and diluted	$0.21	$0.14	$0.41	$(0.27)
Earnings (loss) per share - basic and diluted	$0.34	$0.21	$0.63	$(0.39)
Weighted average shares outstanding - basic and diluted	5,022,000	2,993,736	4,756,475	2,656,978

(1) Refer to Note 6 - Agreements and Related Party Transactons
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$1,031	$420	$1,936	$716
Net realized gain (loss)	25	4	35	4
Net change in unrealized gain (loss)	643	209	1,031	(1,743)
Net increase (decrease) in net assets resulting from operations	1,699	633	3,002	(1,023)
Dividends
Dividends declared from earnings	(1,004)	-	(1,004)	-
Net decrease in net assets resulting from dividends	(1,004)	-	(1,004)	-
Capital share transactions
Issuance of common shares	-	8,640	10,800	24,840
Net increase in net assets resulting from capital share transactions	-	8,640	10,800	24,840
Total increase in net assets	695	9,273	12,798	23,817
Net assets, at beginning of period	100,604	57,245	88,501	42,701
Net assets, at end of period	$101,299	$66,518	$101,299	$66,518
Capital share activity
Shares issued	-	432,000	540,000	1,242,000
Net increase in shares outstanding	-	432,000	540,000	1,242,000

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$3,002	$(1,023)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(87)	(4)
Net change in unrealized (appreciation) depreciation on investments	(1,027)	1,743
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(4)	-
Net accretion on debt instruments	(204)	(120)
Net paydown gain on debt instruments	(103)	(15)
Interest received in-kind	(7)	-
Purchases and drawdowns of investments	(34,931)	(30,673)
Proceeds from sales and paydowns of investments	17,806	7,893
Amortization of deferred financing costs	109	54
Amortization of offering costs	-	336
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(37)	(113)
(Increase) decrease in prepaid expenses	(158)	(253)
(Increase) decrease in due from affiliate	-	(48)
Increase (decrease) in organizational costs payable to affiliate	-	(5)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	83	111
Increase (decrease) in management fees payable	33	46
Increase (decrease) in income incentive fees payable	108	37
Increase (decrease) in deferred income	(12)	(14)
Increase (decrease) in interest payable	(13)	(10)
Increase (decrease) in due to affiliate	-	(16)
Net cash used in operating activities	(15,442)	(22,074)
Cash flows from financing activities
Proceeds from issuance of common shares	10,800	24,840
Dividends paid	(2,160)	-
Borrowings on subscription facility	3,100	18,800
Payments on subscription facility	(2,400)	(25,300)
Payments for deferred financing costs	(23)	-
Payments for deferred offering costs	-	(3)
Net cash provided by financing activities	9,317	18,337
Net change in cash	(6,125)	(3,737)
Cash
Cash, beginning of period	10,320	9,008
Cash, end of period	$4,195	$5,271

Supplemental and non-cash information
Cash paid during the period for interest	$28	$172

The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2021
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Aerospace and defense
Mattco Forge, Inc. (13)	First lien senior secured revolving loan	L+7.25%	12/6/2024		$506	$(9)	$(24)	(0.02)%
Mattco Forge, Inc. (9)	First lien senior secured term loan	L+7.25%	12/6/2024		2,201	2,162	2,099	2.06%
						2,153	2,075	2.04%
Chemicals
AM Buyer, LLC (13)	First lien senior secured revolving loan	L+6.75%	5/1/2025		$111	$(2)	$(2)	(0.00)%
AM Buyer, LLC (6)(8)	First lien senior secured term loan	L+6.75%	5/1/2025		481	472	474	0.47%
G2O Technologies, LLC (13)	First lien senior secured revolving loan	L+6.00%	3/31/2025		207	(3)	(3)	(0.00)%
G2O Technologies, LLC (8)	First lien senior secured term loan	L+6.00%	3/31/2025		1,569	1,542	1,545	1.52%
Revolution Plastics Buyer, LLC (6)	First lien senior secured revolving loan	L+5.00%	8/15/2025		704	272	274	0.27%
Revolution Plastics Buyer, LLC (6)(8)	First lien senior secured term loan	L+5.00%	8/15/2025		2,662	2,619	2,635	2.60%
Teel Plastics, LLC (13)	First lien senior secured revolving loan	L+5.00%	1/24/2025		324	(5)	(4)	(0.00)%
Teel Plastics, LLC (6)	First lien senior secured term loan	L+5.00%	1/24/2025		1,823	1,796	1,799	1.77%
						6,691	6,718	6.63%
Commercial services and supplies
Edko Acquisition, LLC (13)	First lien senior secured revolving loan	L+5.75%	6/25/2026		$38	$(1)	$(1)	(0.00)%
Edko Acquisition, LLC (8)	First lien senior secured term loan	L+5.75%	6/25/2026		1,025	1,005	1,005	0.99%
Nimlok Company, LLC (8)(17)	First lien senior secured revolving loan	L+7.50%	11/27/2024		320	92	84	0.08%
Nimlok Company, LLC (8)	First lien senior secured term loan	L+7.50%	11/27/2025		1,920	1,893	1,829	1.81%
						2,989	2,917	2.88%
Construction and engineering
Domino Equipment Company, LLC (13)	First lien senior secured revolving loan	L+6.00%	4/1/2026		$79	$(1)	$(1)	(0.00)%
Domino Equipment Company, LLC (8)	First lien senior secured term loan	L+6.00%	4/1/2026		584	573	574	0.57%
						572	573	0.57%
Containers and packaging
Innovative FlexPak, LLC (6)	First lien senior secured revolving loan	L+6.75%	1/23/2025		$627	$22	$24	0.02%
Innovative FlexPak, LLC (8)(9)	First lien senior secured term loan	L+6.75%	1/23/2025		2,376	2,339	2,351	2.32%
Jansy Packaging, LLC (13)	First lien senior secured revolving loan	L+7.00%	9/30/2022		706	(9)	(24)	(0.02)%
Jansy Packaging, LLC (6)	First lien senior secured term loan	L+7.00%	9/30/2022		1,096	1,078	1,059	1.05%
MRC Keeler Acquisition, LLC (13)	First lien senior secured delayed draw term loan	L+5.75%	12/4/2025		150	(3)	(2)	(0.00)%
MRC Keeler Acquisition, LLC (13)	First lien senior secured revolving loan	L+5.75%	12/4/2025		150	(3)	(2)	(0.00)%
MRC Keeler Acquisition, LLC (8)	First lien senior secured term loan	L+5.75%	12/4/2025		971	954	955	0.94%
Vanguard Packaging, LLC (13)	First lien senior secured revolving loan	L+5.25%	8/9/2024		535	(5)	(6)	(0.01)%
Vanguard Packaging, LLC (8)	First lien senior secured term loan	L+5.25%	8/9/2024		1,212	1,200	1,197	1.18%
						5,573	5,552	5.48%
Diversified consumer services
50Floor, LLC (13)	First lien senior secured revolving loan	L+6.25%	12/31/2025		$199	$(4)	$(3)	(0.00)%
50Floor, LLC (8)	First lien senior secured term loan	L+6.25%	12/31/2026		987	969	971	0.96%
Groundworks Operations, LLC (8)	First lien senior secured delayed draw term loan	L+4.75%	1/17/2026		1,854	1,347	1,350	1.33%
Groundworks Operations, LLC (13)	First lien senior secured revolving loan	L+4.75%	1/17/2026		387	(6)	(5)	(0.00)%
Groundworks Operations, LLC (8)	First lien senior secured term loan	L+4.75%	1/17/2026		2,372	2,336	2,341	2.31%
ISSA, LLC (13)	First lien senior secured revolving loan	L+6.50%	3/1/2027		131	(2)	(2)	(0.00)%
ISSA, LLC (8)	First lien senior secured term loan	L+6.50%	3/1/2027		878	861	862	0.85%
Kalkomey Enterprises, LLC (8)	First lien senior secured revolving loan	L+6.50%	4/24/2025		77	29	30	0.03%
Kalkomey Enterprises, LLC (8)	First lien senior secured term loan	L+6.50%	4/24/2026		1,066	1,043	1,049	1.03%
NSG Buyer, Inc. (13)	First lien senior secured revolving loan	L+5.75%	9/30/2024		294	(2)	(2)	(0.00)%
NSG Buyer, Inc. (6)	First lien senior secured term loan	L+5.75%	9/30/2025		2,360	2,342	2,338	2.31%
United Land Services Opco Parent, LLC (8)	First lien senior secured delayed draw term loan	L+6.00%	3/23/2026		1,074	163	165	0.16%
United Land Services Opco Parent, LLC (13)	First lien senior secured revolving loan	L+6.00%	3/23/2026		131	(2)	(2)	(0.00)%
United Land Services Opco Parent, LLC (8)	First lien senior secured term loan	L+6.00%	3/23/2026		307	301	302	0.29%
						9,375	9,394	9.27%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (13)	First lien senior secured revolving loan	L+9.00%	11/22/2025		$324	$(5)	$(8)	(0.01)%
Advanced Lighting Acquisition, LLC (6)(8)	First lien senior secured term loan	L+9.00%	11/22/2025		1,453	1,430	1,419	1.40%
						1,425	1,411	1.39%
Food and staples retailing
Engelman Baking Co., LLC (6)	First lien senior secured revolving loan	L+6.75%	2/28/2025	$	$ 207	$45	$37	0.04%
Engelman Baking Co., LLC (6)	First lien senior secured term loan	L+6.75%	2/28/2025		724	708	679	0.67%
Mad Rose Company, LLC (13)	First lien senior secured revolving loan	L+6.50%	5/7/2026		104	(3)	(3)	(0.00)%
Mad Rose Company, LLC (8)	First lien senior secured term loan	L+6.50%	5/7/2026		316	308	308	0.29%
NutriScience Innovations, LLC (13)	First lien senior secured revolving loan	L+7.00%	4/21/2026		131	(3)	(3)	(0.00)%
NutriScience Innovations, LLC (9)	First lien senior secured term loan	L+7.00%	4/21/2026		484	475	475	0.47%
						1,530	1,493	1.47%
Food products
Perimeter Brands Intermediate Holdco LLC (13)	First lien senior secured revolving loan	L+5.50%	12/11/2025		$210	$(4)	$-	0.00%
Perimeter Brands Intermediate Holdco LLC (6)	First lien senior secured term loan	L+5.50%	12/11/2025		1,020	1,001	1,020	1.01%
Starwest Botanicals Acquisition, LLC (7)	First lien senior secured revolving loan	L+5.25%	4/30/2027		174	7	7	0.01%
Starwest Botanicals Acquisition, LLC (8)	First lien senior secured term loan	L+5.25%	4/30/2027		820	805	806	0.79%
						1,809	1,833	1.81%
Gas utilities
Hydromax USA, LLC (6)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2026		$114	$112	$112	0.11%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	L+6.25%	12/30/2026		228	76	76	0.07%
Hydromax USA, LLC (6)	First lien senior secured term loan	L+6.25%	12/30/2026		1,253	1,232	1,235	1.22%
						1,420	1,423	1.40%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2021
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (5) - Continued
Health care equipment and supplies
EMSAR Acquisition LLC (8)	First lien senior secured delayed draw term loan	L+6.50%	3/30/2026		$668	$194	$195	0.19%
EMSAR Acquisition LLC (8)	First lien senior secured revolving loan	L+6.50%	3/30/2026		134	24	24	0.02%
EMSAR Acquisition LLC (8)	First lien senior secured term loan	L+6.50%	3/30/2026		648	636	637	0.63%
Reliable Medical Supply LLC (13)	First lien senior secured revolving loan	L+6.50%	4/8/2025		138	(2)	(2)	(0.00)%
Reliable Medical Supply LLC (8)	First lien senior secured term loan	L+6.50%	4/8/2025		619	607	608	0.60%
SCA Buyer, LLC (8)	First lien senior secured delayed draw term loan	L+6.00%	1/20/2026		397	36	39	0.04%
SCA Buyer, LLC (8)	First lien senior secured revolving loan	L+6.00%	1/20/2026		133	23	25	0.02%
SCA Buyer, LLC (8)	First lien senior secured term loan	L+6.00%	1/20/2026		768	750	757	0.75%
Spectrum Solutions, LLC (13)	First lien senior secured revolving loan	L+6.00%	3/5/2026		267	(5)	(5)	(0.00)%
Spectrum Solutions, LLC (6)	First lien senior secured term loan	L+6.00%	3/5/2026		693	679	681	0.67%
						2,942	2,959	2.92%
Health care providers and services
Agility Intermediate, Inc. (13)	First lien senior secured delayed draw term loan	L+6.50%	4/15/2026		$401	$(8)	$(8)	(0.01)%
Agility Intermediate, Inc. (13)	First lien senior secured revolving loan	L+6.50%	4/15/2026		134	(3)	(3)	(0.00)%
Agility Intermediate, Inc. (6)(8)(9)	First lien senior secured term loan	L+6.50%	4/15/2026		246	241	241	0.24%
Anne Arundel Dermatology Management, LLC (8)(12)	First lien senior secured delayed draw term loan	L+6.00%	10/16/2025		777	363	364	0.36%
Anne Arundel Dermatology Management, LLC (13)	First lien senior secured revolving loan	L+6.00%	10/16/2025		234	(4)	(4)	(0.00)%
Anne Arundel Dermatology Management, LLC (8)	First lien senior secured term loan	L+6.00%	10/16/2025		872	856	858	0.85%
Apex Dental Partners, LLC (8)	First lien senior secured delayed draw term loan	L+5.75%	11/23/2025		450	26	27	0.03%
Apex Dental Partners, LLC (13)	First lien senior secured revolving loan	L+5.75%	11/23/2025		150	(3)	(2)	(0.00)%
Apex Dental Partners, LLC (8)	First lien senior secured term loan	L+5.75%	11/23/2025		631	620	621	0.61%
ASP Global Acquisition, LLC (8)	First lien senior secured delayed draw term loan	L+5.50%	1/21/2025		735	676	675	0.66%
ASP Global Acquisition, LLC (13)(15)	First lien senior secured revolving loan	L+5.50%	1/21/2025		485	(7)	(8)	(0.01)%
ASP Global Acquisition, LLC (8)	First lien senior secured term loan	L+5.50%	1/21/2025		2,816	2,773	2,767	2.73%
Beacon Oral Specialists Management LLC (13)	First lien senior secured delayed draw term loan	L+5.75%	12/14/2025		536	(8)	(8)	(0.01)%
Beacon Oral Specialists Management LLC (13)	First lien senior secured revolving loan	L+5.75%	12/14/2025		150	(2)	(2)	(0.00)%
Beacon Oral Specialists Management LLC (8)	First lien senior secured term loan	L+5.75%	12/14/2025		780	768	769	0.76%
Behavior Frontiers, LLC (6)(21)	First lien senior secured revolving loan	L+6.25%	5/21/2026		38	3	3	0.00%
Behavior Frontiers, LLC (8)	First lien senior secured term loan	L+6.25%	5/21/2026		660	645	645	0.63%
Brightview, LLC (8)	First lien senior secured delayed draw term loan	L+5.50%	4/12/2024		401	48	48	0.05%
Brightview, LLC (13)	First lien senior secured revolving loan	L+5.50%	4/12/2024		80	(1)	(1)	(0.00)%
Brightview, LLC (8)	First lien senior secured term loan	L+5.50%	4/12/2024		1,296	1,280	1,280	1.26%
Canadian Orthodontic Partners Corp. (11)(14)	First lien senior secured delayed draw term loan	C+6.50%	3/19/2026	C$	362	186	192	0.19%
Canadian Orthodontic Partners Corp. (13)(14)	First lien senior secured revolving loan	C+6.50%	3/19/2026	C$	267	(5)	(2)	(0.00)%
Canadian Orthodontic Partners Corp. (13)(14)	First lien senior secured revolving loan	L+6.50%	3/19/2026		107	(2)	(1)	(0.00)%
Canadian Orthodontic Partners Corp. (11)(14)	First lien senior secured term loan	C+6.50%	3/19/2026	C$	228	178	182	0.18%
Varsity DuvaSawko Operating Corp. (13)	First lien senior secured revolving loan	L+6.25%	11/27/2024		474	(6)	(5)	(0.00)%
Varsity DuvaSawko Operating Corp. (8)	First lien senior secured term loan	L+6.25%	11/27/2024		2,780	2,743	2,750	2.70%
Geriatric Medical and Surgical Supply, LLC (13)	First lien senior secured revolving loan	L+6.00%	12/21/2025		300	(5)	(5)	(0.00)%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured term loan	L+6.00%	12/21/2025		1,032	1,013	1,015	1.00%
Peak Dental Services, LLC (8)	First lien senior secured delayed draw term loan	L+6.00%	12/31/2025		530	290	291	0.29%
Peak Dental Services, LLC (8)	First lien senior secured revolving loan	L+6.00%	12/31/2025		133	24	24	0.02%
Peak Dental Services, LLC (8)	First lien senior secured term loan	L+6.00%	12/31/2025		547	537	538	0.53%
Peak Investment Holdings, LLC (8)	First lien senior secured delayed draw term loan	L+6.00%	12/6/2024		603	9	9	0.01%
Peak Investment Holdings, LLC (8)	First lien senior secured revolving loan	L+6.00%	12/6/2024		324	60	59	0.06%
Peak Investment Holdings, LLC (8)	First lien senior secured term loan	L+6.00%	12/6/2024		1,408	1,386	1,385	1.37%
Revival Animal Health, LLC (13)	First lien senior secured revolving loan	L+6.50%	4/6/2026		131	(2)	(2)	(0.00)%
Revival Animal Health, LLC (8)	First lien senior secured term loan	L+6.50%	4/6/2026		505	495	496	0.49%
SAMGI Buyer, Inc. (13)	First lien senior secured revolving loan	L+6.50%	4/14/2025		138	(3)	(2)	(0.00)%
SAMGI Buyer, Inc. (8)	First lien senior secured term loan	L+6.50%	4/14/2025		536	526	526	0.52%
SCP ENT and Allergy Services, LLC (9)	First lien senior secured delayed draw term loan	L+6.25%	9/25/2025		1,172	78	80	0.08%
SCP ENT and Allergy Services, LLC (13)	First lien senior secured revolving loan	L+6.25%	9/25/2025		218	(5)	(4)	(0.00)%
SCP ENT and Allergy Services, LLC (9)	First lien senior secured term loan	L+6.25%	9/25/2025		910	890	891	0.88%
Silver Falls MSO, LLC (9)	First lien senior secured revolving loan	L+6.25%	8/30/2024		235	53	48	0.05%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L+6.25%	8/30/2024		1,310	1,289	1,262	1.25%
SimiTree Acquisition LLC (13)	First lien senior secured delayed draw term loan	L+5.25%	5/17/2026		888	(17)	(17)	(0.02)%
SimiTree Acquisition LLC (13)	First lien senior secured revolving loan	L+5.25%	5/17/2026		178	(3)	(3)	(0.00)%
SimiTree Acquisition LLC (7)	First lien senior secured term loan	L+5.25%	5/17/2026		1,157	1,134	1,134	1.12%
Southeast Primary Care Partners, LLC (13)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2025		300	(7)	(6)	(0.01)%
Southeast Primary Care Partners, LLC (13)	First lien senior secured revolving loan	L+6.25%	12/30/2025		225	(5)	(5)	(0.00)%
Southeast Primary Care Partners, LLC (6)	First lien senior secured term loan	L+6.25%	12/30/2025		728	711	713	0.70%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured delayed draw term loan	L+6.50%	1/27/2026		534	522	522	0.51%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured revolving loan	L+6.50%	1/27/2026		134	5	5	0.00%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured term loan	L+6.50%	1/27/2026		334	327	327	0.32%
Vital Care Buyer, LLC (13)	First lien senior secured revolving loan	L+5.75%	10/19/2025		580	(9)	(8)	(0.01)%
Vital Care Buyer, LLC (8)	First lien senior secured term loan	L+5.75%	10/19/2025		921	907	909	0.90%
						21,557	21,560	21.28%
Health care technology
Millennia Patient Services, LLC (13)	First lien senior secured delayed draw term loan	L+6.50%	3/8/2026		$267	$(5)	$(5)	(0.00)%
Millennia Patient Services, LLC (13)	First lien senior secured revolving loan	L+6.50%	3/8/2026		134	(3)	(2)	(0.00)%
Millennia Patient Services, LLC (8)	First lien senior secured term loan	L+6.50%	3/8/2026		1,005	986	988	0.97%
Spear Education, LLC (13)	First lien senior secured delayed draw term loan	L+5.00%	2/26/2025		474	(3)	(9)	(0.01)%
Spear Education, LLC (13)	First lien senior secured revolving loan	L+5.00%	2/26/2025		414	(3)	(8)	(0.01)%
Spear Education, LLC (9)	First lien senior secured term loan	L+5.00%	2/26/2025		866	860	850	0.84%
						1,832	1,814	1.79%
Household durables
Storm Smart Buyer LLC (13)	First lien senior secured revolving loan	L+6.00%	4/5/2026		$131	$(2)	$(2)	(0.00)%
Storm Smart Buyer LLC (9)	First lien senior secured term loan	L+6.00%	4/5/2026		922	904	906	0.89%
						902	904	0.89%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC (8)	First lien senior secured revolving loan	L+5.50%	12/18/2025		$150	$50	$50	0.05%
Aquatic Sales Solutions, LLC (8)	First lien senior secured term loan	L+5.50%	12/18/2025		842	826	828	0.82%
DealerOn Inc. (13)	First lien senior secured revolving loan	L+5.50%	11/19/2024		314	(5)	(3)	(0.00)%
DealerOn Inc. (8)(9)	First lien senior secured term loan	L+5.50%	11/19/2024		1,621	1,594	1,603	1.58%
						2,465	2,478	2.45%
IT services
Data Source Intermediate Holdings, LLC (13)	First lien senior secured revolving loan	L+5.50%	2/11/2025		$123	$(2)	$(3)	(0.00)%
Data Source Intermediate Holdings, LLC (9)	First lien senior secured term loan	L+5.50%	2/11/2025		828	816	810	0.80%
E Phoenix Acquisition Co. Inc. (13)	First lien senior secured revolving loan	L+5.75%	6/23/2027		75	(1)	(1)	(0.00)%
E Phoenix Acquisition Co. Inc. (8)	First lien senior secured term loan	L+5.75%	6/23/2027		1,980	1,955	1,955	1.93%
Legility, LLC (13)	First lien senior secured revolving loan	L+6.00%	12/17/2024		123	(2)	(2)	(0.00)%
Legility, LLC (6)(8)(9)	First lien senior secured term loan	L+6.00%	12/17/2025		711	699	697	0.69%
Library Associates, LLC (13)	First lien senior secured revolving loan	L+7.00%	8/13/2023		211	(3)	(3)	(0.00)%
Library Associates, LLC (8)	First lien senior secured term loan	L+7.00%	8/13/2023		1,078	1,059	1,061	1.04%
						4,521	4,514	4.46%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2021
(Amounts in thousands)
(Unaudited)

	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (5) - Continued
Leisure equipment and products
MacNeill Pride Group Corp. (13)	First lien senior secured delayed draw term loan	L+6.50%	4/22/2026	$393	$(4)	$(4)	(0.00)%
MacNeill Pride Group Corp. (8)	First lien senior secured revolving loan	L+6.50%	4/22/2026	262	137	137	0.13%
MacNeill Pride Group Corp. (8)	First lien senior secured term loan	L+6.50%	4/22/2026	880	871	871	0.86%
					1,004	1,004	0.99%
Life sciences tools and services
Aptitude Health Holdings, LLC (8)	First lien senior secured revolving loan	L+5.50%	5/3/2026	$267	$22	$22	0.02%
Aptitude Health Holdings, LLC (8)	First lien senior secured term loan	L+5.50%	5/3/2026	1,120	1,098	1,098	1.09%
					1,120	1,120	1.11%
Machinery
Abrasive Technology Intermediate, LLC (13)	First lien senior secured revolving loan	L+6.25%	4/30/2026	$173	$(3)	$(3)	(0.00)%
Abrasive Technology Intermediate, LLC (8)(9)	First lien senior secured term loan	L+6.25%	4/30/2026	950	931	931	0.91%
Industrial Dynamics Company, Ltd. (8)(13)(16)	First lien senior secured revolving loan	L+6.00%	8/20/2024	141	(2)	(3)	(0.00)%
Industrial Dynamics Company, Ltd. (6)(8)	First lien senior secured term loan	L+6.00%	8/20/2024	898	885	882	0.87%
					1,811	1,807	1.78%
Media
ALM Media, LLC (6)(18)	First lien senior secured revolving loan	L+7.00%	11/25/2024	$971	$211	$210	0.21%
ALM Media, LLC (8)	First lien senior secured term loan	L+7.00%	11/25/2024	2,681	2,636	2,636	2.60%
					2,847	2,846	2.81%
Metals and mining
Copperweld Group, Inc. (6)(7)	First lien senior secured revolving loan	L+6.00%	9/27/2024	$400	$340	$340	0.34%
Copperweld Group, Inc. (9)	First lien senior secured term loan	L+6.00%	9/27/2024	2,066	2,032	2,032	2.01%
					2,372	2,372	2.35%
Personal products
Cosmetic Solutions, LLC (13)	First lien senior secured delayed draw term loan	L+5.75%	10/17/2025	$366	$(5)	$(5)	(0.00)%
Cosmetic Solutions, LLC (13)	First lien senior secured revolving loan	L+5.75%	10/17/2025	344	(5)	(5)	(0.00)%
Cosmetic Solutions, LLC (9)	First lien senior secured term loan	L+5.75%	10/17/2025	2,775	2,733	2,736	2.70%
					2,723	2,726	2.70%
Real estate management and development
BBG Intermediate Holdings, Inc. (13)(19)	First lien senior secured revolving loan	L+6.50%	1/8/2026	$210	$(4)	$(3)	(0.00)%
BBG Intermediate Holdings, Inc. (8)	First lien senior secured term loan	L+6.50%	1/8/2026	1,675	1,645	1,647	1.63%
					1,641	1,644	1.63%
Software
Affinitiv, Inc. (13)	First lien senior secured revolving loan	L+6.00%	8/26/2024	$248	$(3)	$(1)	(0.00)%
Affinitiv, Inc. (8)	First lien senior secured term loan	L+6.00%	8/26/2024	2,334	2,305	2,322	2.29%
ShiftKey, LLC (13)	First lien senior secured revolving loan	L+6.00%	3/17/2026	187	(3)	(2)	(0.00)%
ShiftKey, LLC (8)	First lien senior secured term loan	L+6.00%	3/17/2026	941	927	929	0.92%
					3,226	3,248	3.21%
Specialty retail
Leonard Group, Inc. (13)	First lien senior secured revolving loan	L+6.00%	2/26/2026	197	$(4)	$(3)	(0.00)%
Leonard Group, Inc. (9)(10)	First lien senior secured term loan	L+6.00%	2/26/2026	1,262	1,238	1,240	1.22%
					1,234	1,237	1.22%
Textiles, apparel and luxury goods
Lakeshirts LLC (13)	First lien senior secured delayed draw term loan	L+5.25%	12/23/2025	$398	$(5)	$(7)	(0.01)%
Lakeshirts LLC (8)	First lien senior secured revolving loan	L+5.25%	12/23/2024	398	234	233	0.23%
Lakeshirts LLC (8)	First lien senior secured term loan	L+5.25%	12/23/2024	1,574	1,554	1,546	1.53%
					1,783	1,772	1.75%
Trading companies and distributors
AFC Industries, Inc. (13)	First lien senior secured delayed draw term loan	L+5.25%	4/9/2027	$356	$(5)	$(4)	(0.00)%
AFC Industries, Inc. (12)(20)	First lien senior secured revolving loan	L+5.25%	10/9/2026	131	34	34	0.03%
AFC Industries, Inc. (12)	First lien senior secured term loan	L+5.25%	4/9/2027	691	681	683	0.67%
Banner Buyer, LLC (6)	First lien senior secured delayed draw term loan	L+5.75%	10/31/2025	1,046	565	573	0.57%
Banner Buyer, LLC (13)	First lien senior secured revolving loan	L+5.75%	10/31/2025	370	(5)	(3)	(0.00)%
Banner Buyer, LLC (6)	First lien senior secured term loan	L+5.75%	10/31/2025	1,393	1,373	1,381	1.36%
Empire Equipment Company, LLC (13)	First lien senior secured delayed draw term loan	L+5.75%	1/17/2025	941	(15)	(29)	(0.03)%
Empire Equipment Company, LLC (13)	First lien senior secured revolving loan	L+5.75%	1/17/2025	439	(7)	(14)	(0.01)%
Empire Equipment Company, LLC (8)(9)	First lien senior secured term loan	L+5.75%	1/17/2025	1,342	1,319	1,300	1.28%
Montway LLC (13)	First lien senior secured delayed draw term loan	L+6.25%	11/4/2025	675	(13)	(12)	(0.01)%
Montway LLC (13)	First lien senior secured revolving loan	L+6.25%	11/4/2025	150	(3)	(3)	(0.00)%
Montway LLC (8)	First lien senior secured term loan	L+6.25%	11/4/2025	727	712	713	0.70%
Triad Technologies, LLC (13)	First lien senior secured revolving loan	L+4.75%	10/31/2025	314	(4)	(3)	(0.00)%
Triad Technologies, LLC (8)(9)	First lien senior secured term loan	L+4.75%	10/31/2025	946	931	937	0.92%
					5,563	5,553	5.48%
Total non-controlled/non-affiliated senior secured debt					$93,080	$92,947	91.75%

Non-controlled/non-affiliated sponsor subordinated note Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	7/17/2025		$10	$8	0.01%
Total non-controlled/non-affiliated sponsor subordinated note					$10	$8	0.01%
Total non-controlled/non-affiliated investments					$93,090	$92,955	91.77%

Non-controlled/affiliated investments Multisector holdings
Twin Brook Equity Holdings, LLC (22)	Equity - 1.86% membership interest				$4,059	$5,131	5.06%
Total non-controlled/affiliated investments					$4,059	$5,131	5.06%
Total investments					$97,149	$98,086	96.83%

(1) Unless otherwise indicated, all investments are considered Level 3 investments.
(2) Unless otherwise indicated, all investments represent co-investments made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission.  Refer to Note 6 for further information.
(3) Principal/par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Canadian Dollars ("C$").
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
(6) The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2021 was 0.10%.
(7) The interest rate on these loans is subject to 2 month LIBOR, which as of June 30, 2021 was 0.13%.
(8) The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2021 was 0.15%.
(9) The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2021 was 0.16%.
(10) The interest rate on these loans is subject to 12 month LIBOR, which as of June 30, 2021 was 0.25%.
(11) The interest rate on these loans is subject to 3 Month CDOR, which as of June 30, 2021 was 0.44%.
(12) The interest rate on these loans is subject to the Prime Rate, which as of June 30, 2021 was 3.25%.
(13) Represents revolvers and delayed draw term loans where the entire balance is unfunded as of June 30, 2021.  The negative fair value is a result of the commitment being valued below par.  Refer to Note 7 for further information.
(14) Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2021, non-qualifying assets represented approximately 3.20% of the total assets of the Company.
(15) Principal balance includes reserve for letter of credit of $2,834 on which the borrower pays 5.50%.
(16) Principal balance includes reserve for letter of credit of $5,159 on which the borrower pays 6.00%.
(17) Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 7.50%.
(18) Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(19) Principal balance includes reserve for letter of credit of $4,534 on which the borrower pays 6.50%.
(20) Principal balance includes reserve for letter of credit of $2,358 on which the borrower pays 6.25%.
(21) Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 6.25%.
(22) As a practical expedient, the Company uses net asset value ("NAV") to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.  This represents an investment in an affiliated fund.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2021
(Amounts in thousands)
(Unaudited)

Additional Information

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 410	CAD 505	6/27/2022	$3
Wells Fargo Bank, National Association	USD 65	CAD 80	6/27/2022	1
Total				$4

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021.

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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three and six months ended June 30, 2021, the Company amortized approximately $56,000 and $109,000 of financing costs, respectively, which have been included in “Interest” expense on the consolidated statements of operations. For the three and six months ended June 30, 2020, the Company amortized approximately $27,000 and $54,000 of financing costs, respectively, which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the three and six months ended June 30, 2021, the Company received approximately $31,000 and $71,000 of agent fees, respectively. During the three and six months ended June 30, 2021, approximately $46,000 and $83,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three and six months ended June 30, 2020, the Company received approximately $3,000 and $24,000 of agent fees, respectively. During the three and six months ended June 30, 2020, approximately $20,000 and $38,000 of agent fees, respectively, have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

tax.  For the six months ended June 30, 2021 and 2020, the Company did not accrue any U.S. federal excise tax.

The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the six months ended June 30, 2021 and 2020, the Company did not accrue any U.S. federal tax expense.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through June 30, 2021.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and six months ended June 30, 2021, the Company earned approximately $107,000 and $124,000, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the three and six months ended June 30, 2020, the Company earned approximately $0 and $93,000, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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

Investments at fair value and amortized cost consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$93,080	$92,947	$76,415	$75,805
Sponsor subordinated note	10	8	7	7
Investment in affiliated fund	4,059	5,131	3,201	3,721
Total investments	$97,149	$98,086	$79,623	$79,533

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

The industry composition of investments based on fair value as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Aerospace and defense	2.1%	2.7%
Auto components	-	1.5%
Chemicals	6.9%	8.4%
Commercial services and supplies	3.0%	7.0%
Construction and engineering	0.6%	-
Containers and packaging	5.7%	7.0%
Diversified consumer services	9.6%	9.8%
Electronic equipment, instruments and components	1.4%	2.0%
Food and staples retailing	1.5%	0.9%
Food products	1.9%	1.3%
Gas utilities	1.5%	1.6%
Health care equipment and supplies	3.0%	0.8%
Health care providers and services	21.9%	24.0%
Health care technology	1.9%	1.6%
Household durables	0.9%	-
Internet and direct marketing retail	2.5%	2.5%
IT services	4.6%	3.4%
Leisure equipment and products	1.0%	-
Life sciences tools and services	1.1%	-
Machinery	1.8%	1.1%
Media	2.9%	3.4%
Metals and mining	2.4%	2.6%
Multisector holdings	5.2%	4.7%
Personal products	2.8%	3.5%
Real estate management and development	1.7%	-
Software	3.3%	2.9%
Specialty retail	1.3%	-
Textiles, apparel and luxury goods	1.8%	2.0%
Trading companies and distributors	5.7%	5.3%
Total	100.0%	100.0%

As of June 30, 2021, 99.6% of investments held were based in the United States and 0.4% were based in Canada. All investments held as of December 31, 2020 were based in the United States.

Note 4.  Fair Value of Investments
Fair Value Disclosures
The following tables present the fair value hierarchy of financial instruments as of June 30, 2021 and December 31, 2020:

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Assets at Fair Value as of June 30, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$92,947	$92,947
Sponsor subordinated note	-	-	8	8
Foreign currency forward contracts	-	4	-	4
Total	$-	$4	$92,955	$92,959
Investments measured at net asset value(1)				5,131
Total financial instruments, at fair value				$98,090

(1) Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Assets at Fair Value as of December 31, 2020
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$75,805	$75,805
Sponsor subordinated note	-	-	7	7
Total	$-	$4	$75,812	$75,812
Investments measured at net asset value(1)				3,721
Total financial instruments, at fair value				$79,533

(1) Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2021 and 2020:

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2021*
(Amounts in thousands)	Balance 4/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2021
First lien senior secured debt	$80,517	$20,138	$(8,231)	$138	$69	$316	$92,947	$316
Sponsor subordinated note	9	-	-	-	-	(1)	8	(1)
Total	$80,526	$20,138	$(8,231)	$138	$69	$315	$92,955	$315

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2021*
(Amounts in thousands)	Balance 1/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2021
First lien senior secured debt	$75,805	$34,068	$(17,803)	$313	$87	$477	$92,947	$477
Sponsor subordinated note	7	2	-	1	-	(2)	8	(2)
Total	$75,812	$34,070	$(17,803)	$314	$87	$475	$92,955	$475

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2020*
(Amounts in thousands)	Balance 4/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2020	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2020
First lien senior secured debt	$57,857	$7,847	$(6,912)	$77	$4	$137	$59,010	$137
Sponsor subordinated note	5	-	-	-	-	1	6	1
Total	$57,862	$7,847	$(6,912)	$77	$-	$138	$59,016	$138

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2020*
(Amounts in thousands)	Balance 1/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2020	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2020
First lien senior secured debt	$38,156	$30,002	$(7,384)	$135	$4	$(1,453)	$59,010	$(1,453)
Sponsor subordinated notes	-	6	-	-	-	-	6	-
Total	$38,156	$30,008	$(7,384)	$135	$4	$(1,453)	$59,016	$(1,453)

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

Debt Not Carried at Fair Value
The fair value of the Company’s subscription facility, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximates its carrying value.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2021 and December 31, 2020.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.
	Fair Value						Impact to Valuation
	as of	Valuation	Significant			Weighted	from an Increase
Asset Class	6/30/2021	Techniques	Unobservable Inputs	Input Ranges		Average	in Input
	(Amounts in thousands)
First lien senior secured debt	$79,346	Discounted cash flow	Yield	6.4% - 11.5%		8.1%	Decrease
Sponsor subordinated note	8	Market comparable	LTM EBITDA multiple	7.0	x		Increase
	$79,354

	Fair Value						Impact to Valuation
	as of	Valuation	Significant			Weighted	from an Increase
Asset Class	12/31/2020	Techniques	Unobservable Inputs	Input Ranges		Average	in Input
	(Amounts in thousands)
First lien senior secured debt	$64,571	Discounted cash flow	Yield	6.3% - 11.4%		8.0%	Decrease
Sponsor subordinated note	7	Market comparable	LTM EBITDA multiple	7.0	x		Increase
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 5.  Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  As of June 30, 2021, the Company’s asset coverage ratio was 14,571.3%. There were no outstanding borrowings as of December 31, 2020.

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
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of June 30, 2021, the outstanding borrowings under the Subscription facility bore interest at an all-in rate of 3.75%.  As of December 31, 2020, there were no outstanding borrowings.  In addition, the Company pays an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of June 30, 2021 and December 31, 2020, the Company is in compliance in all material respects with such covenants.
Debt obligations consisted of the following as of June 30, 2021:

	As of June 30, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$(700)	$12,012	$(700)
Total debt	$15,000	$(700)	$12,012	$(700)

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
Debt obligations consisted of the following as of December 31, 2020:

	As of December 31, 2020
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$-	$13,900	$-
Total debt	$15,000	$-	$13,900	$-

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
			Six Months Ended	Six Months Ended
(Amounts in thousands)			June 30, 2021	June 30, 2020
Interest expense	$8	$64	$15	$162
Amortization of deferred financing costs	56	27	109	54
Total interest expense	$64	$91	$124	$216
Average interest rate	3.75%	2.33%	3.56%	2.89%
Average daily borrowings	$8	$7,207	$31	$8,250

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
Unless earlier terminated as described below, the Administration Agreement will remain in effect until June 26, 2022 and from year to year thereafter if approved annually by the vote of the Board of Directors of the Company and the vote of a majority of the Company’s Independent Directors.  The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
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
For the three and six months ended June 30, 2021, the Administrator charged approximately $0.1 and $0.2 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration agreement.  For the three and six months ended June 30, 2020, the Administrator had the option to charge approximately $0.1 million and $0.3 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods.

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
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect until June 26, 2022 and from year to year thereafter if approved annually by (a) the vote of the Board of Directors of the Company or by the vote of a majority of the outstanding voting securities of the Company and (b) the vote of a majority of the Company’s Independent Directors.  The Investment Management Agreement will automatically terminate in the event of assignment.  The Investment Management Agreement may be terminated without penalty upon not less than 60 days’ written notice by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Company’s Directors or by the Advisor.
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
As of June 30, 2021, the Company had approximately $0.5 million payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.  As of December 31, 2020, the Company had approximately $0.5 million payable to Angelo Gordon for operating costs, which is included in "Accrued expenses and other liabilities payable to affiliate" on the consolidated statement of assets and liabilities.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three and six months ended June 30, 2021, the Company accrued approximately $138,000 and $261,000, respectively, of base management fees payable to the Advisor.  For the three and six months ended June 30, 2020, the Company accrued approximately $91,000 and $165,000 of base management fees payable to the advisor. As of June 30, 2021 and December 31, 2020, base management fees payable by the Company to the Advisor were approximately $138,000 and $105,000, respectively.
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
For the three and six months ended June 30, 2021, the Company accrued approximately $207,000 and $354,000, respectively, of income incentive fees payable to the Advisor.  For the three and six months ended June 30, 2020, the Company accrued approximately $37,000 and $76,000, respectively, of income incentive fees payable to the Advisor. As of June 30, 2021 and December 31, 2020, the Company had approximately $207,000 and $99,000, respectively, of income incentive fees payable to the Advisor.
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

Investment in Affiliated Fund
Fair value as of June 30, 2021 and 2020 and transactions during the three and six months ended June 30, 2021 and 2020 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Fund at Fair Value for the Three Months Ended June 30, 2021
(Amounts in thousands)	Fair Value as of April 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$4,061	$731	$(1)	$-	$340	$5,131	$-
Total non-controlled/affiliated investments	$4,061	$731	$(1)	$-	$340	$5,131	$-

	Investment in Affiliated Fund at Fair Value for the Six Months Ended June 30, 2021
(Amounts in thousands)	Fair Value as of January 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$3,721	$861	$(3)	$-	$552	$5,131	$-
Total non-controlled/affiliated investments	$3,721	$861	$(3)	$-	$552	$5,131	$-

	Investment in Afilliated Fund at Fair Value for the Three Months Ended June 30, 2020
(Amounts in thousands)	Fair Value as of April 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,759	$186	$(59)	$-	$71	$1,957	$-
Total non-controlled/affiliated investments	$1,759	$186	$(59)	$-	$71	$1,957	$-

	Investment in Affiliated Fund at Fair Value for the Six Months Ended June 30, 2020
(Amounts in thousands)	Fair Value as of January 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,641	$665	$(59)	$-	$(290)	$1,957	$-
Total non-controlled/affiliated investments	$1,641	$665	$(59)	$-	$(290)	$1,957	$-
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

For the three and six months ended June 30, 2021, the Company’s average USD notional exposure to foreign currency forward contracts was $2,154,287 and $1,481,657, respectively.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of June 30, 2021.

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	$4	$-	$4	$-	$4

(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

The effect of transactions in derivative instruments on the consolidated statements of operations during the three and six months ended June 30, 2021 was as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net change in unrealized gain (loss) on foreign currency forward contracts	$(12)	$4
Realized (loss) on foreign currency forward contracts	(59)	(59)

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of June 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
Abrasive Technology Intermediate, LLC	173	-
Advanced Lighting Acquisition, LLC	324	162
AFC Industries, Inc.	451	-
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	534	-
ALM Media, LLC	744	971
AM Buyer, LLC	111	108
Anne Arundel Dermatology Management, LLC	634	780
Apex Dental Partners, LLC	566	600
Aptitude Health Holdings, LLC	240	-
Aquatic Sales Solutions, LLC	98	135
ASP Global Acquisition, LLC	534	534
Banner Buyer, LLC	838	1,343
BBG Intermediate Holdings, Inc.	210	-
Beacon Oral Specialists Management LLC	686	686
Behavior Frontiers, LLC	34	-
Brightview, LLC	427	-
BRTS Holdings, LLC	-	341
Canadian Orthodontic Partners Corp.	493	-
Copperweld Group, Inc.	53	400
Cosmetic Solutions, LLC	710	710
Data Source Intermediate Holdings, LLC	123	-
DealerOn Inc.	314	314
Domino Equipment Company, LLC	79	-
E Phoenix Acquisition Co. Inc.	75	-
Edko Acquisition, LLC	38	-
Empire Equipment Company, LLC	1,379	1,254
EMSAR Acquisition LLC	567	-
Engelman Baking Co., LLC	157	157
G2O Technologies, LLC	207	207
Geriatric Medical and Surgical Supply, LLC	300	270
Groundworks Operations, LLC	867	739
Hydromax USA, LLC	148	330
Industrial Dynamics Company, Ltd.	141	141
Innovative FlexPak, LLC	596	627

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	June 30, 2021	December 31, 2020
First lien senior secured debt(1) (continued)	(Amounts in thousands)	(Amounts in thousands)
ISSA, LLC	$131	$-
Jansy Packaging, LLC	706	676
Kalkomey Enterprises, LLC	46	77
Lakeshirts LLC	557	703
Legility, LLC	123	123
Leonard Group, Inc.	197	-
Library Associates, LLC	211	211
MacNeill Pride Group Corp.	515	-
Mad Rose Company, LLC	104	-
Mattco Forge, Inc.	506	506
Millennia Patient Services, LLC	401	-
Montway LLC	825	825
MRC Keeler Acquisition, LLC	300	300
Nimlok Company, LLC	224	11
NSG Buyer, Inc.	294	294
NutriScience Innovations, LLC	131	-
Peak Dental Services, LLC	337	636
Peak Investment Holdings, LLC	843	809
Perimeter Brands Intermediate Holdco LLC	210	210
Reliable Medical Supply LLC	138	138
Revival Animal Health, LLC	131	-
Revolution Plastics Buyer, LLC	422	492
SAMGI Buyer, Inc.	138	138
SCA Buyer, LLC	459	-
SCP ENT and Allergy Services, LLC	1,287	1,287
SCP Eye Care Services, LLC	-	469
ShiftKey, LLC	187	-
Silver Falls MSO, LLC	178	178
SimiTree Acquisition LLC	1,065	-
Southeast Primary Care Partners, LLC	525	525
Southern Orthodontic Partners Management, LLC	125	-
Spear Education, LLC	888	474
Spectrum Solutions, LLC	267	-
Starwest Botanicals Acquisition, LLC	164	-
Storm Smart Buyer LLC	131	-
Teel Plastics, LLC	324	324
Triad Technologies, LLC	314	282
United Land Services Opco Parent, LLC	1,022	-
Vanguard Packaging, LLC	535	535
Varsity DuvaSawko Operating Corp.	474	474
Vital Care Buyer, LLC	580	580
Total unfunded portfolio company commitments	$29,313	$22,533

(1) Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

As of June 30, 2021 and December 31, 2020, approximately $173,000 and $181,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
Investor Commitments
As of June 30, 2021 and December 31, 2020, the Company had $216.0 million in total capital commitments from investors ($115.6 million and $126.4 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of June 30, 2021, management was not aware of any material pending or threatened litigation.
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
During the six months ended June 30, 2021 and 2020, the Advisor delivered the following capital call notices to investors:

Six Months Ended June 30, 2021
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	16.20
Total		1,342,493	$27.00

Six Months Ended June 30, 2020
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	8.64
Total		1,242,000	$24.84

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued
Dividends
The following table reflects dividend declared on shares of the Company’s common stuck during the six months ended June 30, 2021:
For the Six Months Ended June 30, 2021
Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
There were no dividends declared during the six months ended June 30, 2020.
Note 10.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and 2020:
	Three Months Ended June 30, 2021	Three Months Ended Ended June 30, 2020
			Six Months Ended	Six Months Ended
(Amounts in thousands, except share and per share amounts)			June 30, 2021	June 30, 2020
Net increase (decrease) in net assets resulting from operations	$1,699	$633	$3,002	$(1,023)
Weighted average shares of common stock outstanding - basic and diluted	5,022,000	2,993,736	4,756,475	2,656,978
Earnings (loss) per common share - basic and diluted	$0.34	$0.21	$0.63	$(0.39)
Note 11.  Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were no permanent differences for the six months ended June 30, 2021. For the three and six months ended June 30, 2020, permanent differences were approximately $166,000 and $336,000, respectively, consisting of nondeductible offering costs.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding during the six months ended June 30, 2021 and 2020:
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(Amounts in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$19.75	$19.77
Net investment income (loss)(1)	0.41	0.27
Net realized and unrealized gain (loss) on investment transactions(1)	0.22	(0.66)
Total from operations	0.63	(0.39)
Impact of issuance of common stock	(0.01)	0.17
Dividends declared from earnings	(0.20)	-
Total increase (decrease) in net assets	0.42	(0.22)
Net asset value, end of period	$20.17	$19.55
Shares outstanding, end of period	5,022,000	3,402,000
Total return(2)	3.1%	(1.1)%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	1.8%	3.7%
Ratio of net expenses to average net assets(3)(4)(6)	1.8%	3.2%
Ratio of net investment income (loss) to average net assets(3)(4)	2.1%	1.4%
Net assets, end of period	$101,299	$66,518
Weighted average shares outstanding	4,756,475	2,656,978
Total capital commitments, end of period	$216,000	$216,000
Ratio of total contributed capital to total committed capital, end of period	46.5%	31.5%
Portfolio turnover rate(7)	22.2%	15.7%
Asset coverage ratio(8)	14,571.3%	N/A
(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(3)	Not annualized.
(4)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(5)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Administrator.
(6)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator.
(7)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

Note 13.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements.  There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below. On July 16, 2021, the Board declared a dividend of $0.20 per share on the Company’s common stock, which was paid on July 30, 2021 to stockholders of record at the close of business on July 26, 2021.

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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.  Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of June 30, 2021, we had $216 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2021, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of June 30, 2021.

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

During the six months ended June 30, 2021, we continued to experience an increase in our net assets resulting from operations after experiencing unrealized losses across the fair value of our investments resulting from the COVID-19 pandemic during the first half of 2020. We experienced a decrease in our net assets resulting from operations for the first six months of 2020 and an increase for the six months ended December 31, 2020.

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

Portfolio and Investment Activity
As of June 30, 2021, based on fair value, our portfolio consisted of 94.76% first lien senior secured debt investments, a 0.01% sponsor subordinated note investment, and a 5.23% investment in an affiliated fund.

As of June 30, 2021, we had investments in seventy-five portfolio companies with an aggregate fair value of $98.1 million.  As of December 31, 2020, we had investments in fifty-one portfolio companies with an aggregate fair value of $79.5 million.

Our investment activity for the six months ended June 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
(Amounts in thousands)	2021	2020
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$21,900	$3,750
Investment in affiliated fund	731	186
Total principal amount of investments committed	$22,631	$3,936
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(7,552)	$(3,538)
Investment in affiliated fund	(1)	(59)
Total principal amount of investments sold or repaid	$(7,553)	$(3,597)
New debt investments(1):
New commitments	$18,640	$3,677
Number of new commitments in new portfolio companies(2)	16	4
Average new commitment amount	$1,165	$919
Weighted average term for new commitments (in years)	5.0	5.0
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	0.0%	0.0%

(1) Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2) Number of new debt investment commitments represent commitments to a particular portfolio company.

As of June 30, 2021 and December 31, 2020, our investments consisted of the following:

	June 30, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$93,080	$92,947	$76,415	$75,805
Sponsor subordinated note	10	8	7	7
Investment in affiliated fund	4,059	5,131	3,201	3,721
Total investments	$97,149	$98,086	$79,623	$79,533

The table below describes investments by industry composition based on fair value as of June 30, 2021 and December 31, 2020:
	June 30, 2021	December 31, 2020
Aerospace and defense	2.1%	2.7%
Auto components	-	1.5%
Chemicals	6.9%	8.4%
Commercial services and supplies	3.0%	7.0%
Construction and engineering	0.6%	-
Containers and packaging	5.7%	7.0%
Diversified consumer services	9.6%	9.8%
Electronic equipment, instruments and components	1.4%	2.0%
Food and staples retailing	1.5%	0.9%
Food products	1.9%	1.3%
Gas utilities	1.5%	1.6%
Health care equipment and supplies	3.0%	0.8%
Health care providers and services	21.9%	24.0%
Health care technology	1.9%	1.6%
Household durables	0.9%	-
Internet and direct marketing retail	2.5%	2.5%
IT services	4.6%	3.4%
Leisure equipment and products	1.0%	-
Life sciences tools and services	1.1%	-
Machinery	1.8%	1.1%
Media	2.9%	3.4%
Metals and mining	2.4%	2.6%
Multisector holdings	5.2%	4.7%
Personal products	2.8%	3.5%
Real estate management and development	1.7%	-
Software	3.3%	2.9%
Specialty retail	1.3%	-
Textiles, apparel and luxury goods	1.8%	2.0%
Trading companies and distributors	5.7%	5.3%
Total	100.0%	100.0%

As of June 30, 2021, 99.6% of investments held were based in the United States and 0.4% were based in Canada. Investments held as of December 31, 2020 were based solely in the United States.

The weighted average yields and interest rates of our funded debt investments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Weighted average total yield of funded debt investments at cost	8.0%	7.7%
Weighted average total yield of funded debt investments at fair value	8.1%	7.9%
Weighted average interest rate of funded debt investments (1)	7.0%	7.0%
Weighted average spread over LIBOR/CDOR of all floating rate funded debt investments	6.0%	5.9%

(1) Calculated using actual interest rates in effect as of June 30, 2021 and December 31, 2020 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		Percentage of		Percentage of
	Investments	Total	Investments	Total
Investment Rating	at Fair Value	Debt Investments	at Fair Value	Debt Investments
(Amounts in thousands)
A	$-	-	$-	-
B	84,486	90.9%	68,960	91.0%
C	8,461	9.1%	6,845	9.0%
D	-	-	-	-
E	-	-	-	-
F	-	-	-	-
Total	$92,947	100.0%	$75,805	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$93,080	100.0%	$76,415	100.0%
Non-accrual	-	-	-	-
Total	$93,080	100.0%	$76,415	100.0%

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

Results of Operations
The following table represents the operating results for the six months ended June 30, 2021 and 2020:

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
			Six Months Ended	Six Months Ended
(Amounts in thousands)			June 30, 2021	June 30, 2020
Total investment income	$1,942	$1,215	$3,618	$2,329
Less: expenses	(911)	(795)	(1,682)	(1,613)
Net investment income (loss)	1,031	420	1,936	716
Net change in unrealized gain (loss)	643	209	1,031	(1,743)
Net realized gain (loss)	25	4	35	4
Net increase (decrease) in net assets resulting from operations	$1,699	$633	$3,002	$(1,023)

Investment Income
Investment income for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
			Six Months Ended	Six Months Ended
(Amounts in thousands)			June 30, 2021	June 30, 2020
Interest income	$1,789	$1,195	$3,411	$2,198
Other income	153	20	207	131
Total investment income	$1,942	$1,215	$3,618	$2,329

Total investment income increased to $1.9 million for the three months ended June 30, 2021 from $1.2 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. Total investment income increased to $3.6 million for the six months ended June 30, 2021 from $2.3 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $98.1 million at June 30, 2021 from $61.0 million at June 30, 2020.

Expenses
Expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
			Six Months Ended	Six Months Ended
(Amounts in thousands)			June 30, 2021	June 30, 2020
Income incentive fees	$207	$37	$354	$76
Management fees	138	91	261	165
Insurance fees	100	122	222	243
Accounting fees	106	132	210	225
Administrative fees	82	109	170	273
Professional fees	122	70	166	171
Interest	64	91	124	216
Directors' fees	45	45	90	90
Other	47	41	85	91
Offering costs	-	166	-	336
Total gross expenses	$911	$904	$1,682	$1,886
Less waivers:
Administrative fees waived	-	(109)	-	(273)
Total net expenses	$911	$795	$1,682	$1,613
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

For the three and six months ended June 30, 2021, the Administrator charged approximately $0.1 and $0.2 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration agreement.  For the three and six months ended June 30, 2020, the Administrator had the option to charge approximately $0.1 million and $0.3 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods.

Total net expenses remained relatively consistent at approximately $0.9 million and 0.8 million, respectively, for the three months ended June 30, 2021 and 2020, primarily due to decreases in offering costs, interest expense, and professional fees, offset by increases in income incentive fees, administrative fees and management fees. These increases were largely driven by our deployment of capital and increased balance of our investments.

Total net expenses remained relatively consistent at approximately $1.7 million and 1.6 million, respectively, for the six months ended June 30, 2021 and 2020, primarily due to decreases in offering costs, interest expense, and professional fees, offset by increases in income incentive fees, administrative fees and management fees. These increases were largely driven by our deployment of capital and increased balance of our investments.

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

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the six months ended June 30, 2021 and 2020, we did not accrue any U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the six months ended June 30, 2021 and 2020, we did not accrue any U.S. federal tax expense.

Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and six months ended June 30, 2021 and 2020, net unrealized gains (losses) on our investment transactions were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
			Six Months Ended	Six Months Ended
(Amounts in thousands)			June 30, 2021	June 30, 2020
Net change in unrealized gain (loss) on investments	$655	$209	$1,027	$(1,743)
Net change in unrealized gain (loss) on foreign currency forward contracts	(12)	-	4	-
Net change in unrealized gain (loss) on investment transactions	$643	$209	$1,031	$(1,743)

For the three and six months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. The primary drivers of our portfolio's unrealized gains from debt investments were improved market conditions and credit spreads tightening during the six months ended June 30, 2021. The unrealized gains were also driven by improved performance of equity investments held by Twin Brook Equity Holdings, LLC, that increased our net asset value in the affiliated fund during the six months ended June 30, 2021.

For the six months ended June 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2019.  A majority of the decrease occurred particularly during the three months ended March 31, 2020, and fair value increased recovered slightly from then by June 30, 2020.  The primary drivers of our portfolio's unrealized losses were increased market volatility and credit spreads widening during the six months ended June 30, 2020.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies and foreign currency transactions during the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
			Six Months Ended	Six Months Ended
(Amounts in thousands)			June 30, 2021	June 30, 2020
Net realized gain (loss) on investments	$69	$4	$87	$4
Net realized gain (loss) on foreign currency transactions	(44)	-	(52)	-
Net realized gain (loss) on investment transactions	$25	$4	$35	$4

The increase in realized gains during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was due to increased paydown activity given the increased size of our portfolio.

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

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. As of June 30, 2021, the Company’s asset coverage ratio was 14,571.3%. There were no outstanding borrowings as of December 31, 2020. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of June 30, 2021, taken together with our uncalled capital commitments of $115.6 million and available debt capacity of $12.0 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of June 30, 2021, we had $4.2 million in cash.  During the six months ended June 30, 2021, we used $15.4 million in cash for operating activities, primarily as a result of funding portfolio investments of $34.9 million, partially offset by sales and paydowns of portfolio investments of $17.8 million, and other operating activities of $1.7 million.  Cash provided by financing activities was $9.3 million during the period, which was primarily the result of proceeds from the issuance of shares of $10.8 million and net borrowings on the subscription facility of $0.7 million, partially offset by dividend payments of $2.1 million.

As of June 30, 2020, we had $5.3 million in cash. During the six months ended June 30, 2020, we used $22.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $30.7 million, partially offset by sales of portfolio investments of $7.9 million, and other operating activities of $0.7 million. Cash provided by financing activities was $18.3 million during the period, which was primarily the result of proceeds from the issuance of shares of $24.8 million, partially offset by net payments on our subscription facility of $6.5 million.

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

During the six months ended June 30, 2021 and 2020, our Advisor delivered the following capital call notices to investors:

Six Months Ended June 30, 2021
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	16.20
Total		1,342,493	$27.00

Six Months Ended June 30, 2020
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	8.64
Total		1,242,000	$24.84

Dividends
The following table reflects dividend declared on shares of the Company’s common stuck during the six months ended June 30, 2021:
For the Six Months Ended June 30, 2021
Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
Debt
Subscription Facility
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations. As of June 30, 2021, the Company’s asset coverage ratio was 14,571.3%. There were no outstanding borrowings as of December 31, 2020.

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

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan .  As of June 30, 2021, the outstanding borrowings under the Subscription facility bore interest at an all-in rate of 3.75%.  As December 31, 2020, there were no outstanding borrowings.  In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of June 30, 2021, we are in compliance with such covenants.
Debt obligations consisted of the following as of June 30, 2021 and December 31, 2020:
	As of June 30, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$(700)	$12,012	$(700)
Total debt	$15,000	$(700)	$12,012	$(700)

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
	As of December 31, 2020
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$-	$13,900	$-
Total debt	$15,000	$-	$13,900	$-

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base
For the three and six months ended June 30, 2021 and 2020, the components of interest expense were as follows:
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
			Six Months Ended	Six Months Ended
(Amounts in thousands)			June 30, 2021	June 30, 2020
Interest expense	$8	$64	$15	$162
Amortization of deferred financing costs	56	27	109	54
Total interest expense	$64	$91	$124	$216
Average interest rate	3.75%	2.33%	3.56%	2.89%
Average daily borrowings	$8	$7,207	$31	$8,250
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

As of June 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
Abrasive Technology Intermediate, LLC	173	-
Advanced Lighting Acquisition, LLC	324	162
AFC Industries, Inc.	451	-
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	534	-
ALM Media, LLC	744	971
AM Buyer, LLC	111	108
Anne Arundel Dermatology Management, LLC	634	780
Apex Dental Partners, LLC	566	600
Aptitude Health Holdings, LLC	240	-
Aquatic Sales Solutions, LLC	98	135
ASP Global Acquisition, LLC	534	534
Banner Buyer, LLC	838	1,343
BBG Intermediate Holdings, Inc.	210	-
Beacon Oral Specialists Management LLC	686	686
Behavior Frontiers, LLC	34	-
Brightview, LLC	427	-
BRTS Holdings, LLC	-	341
Canadian Orthodontic Partners Corp.	493	-
Copperweld Group, Inc.	53	400
Cosmetic Solutions, LLC	710	710
Data Source Intermediate Holdings, LLC	123	-
DealerOn Inc.	314	314
Domino Equipment Company, LLC	79	-
E Phoenix Acquisition Co. Inc.	75	-
Edko Acquisition, LLC	38	-
Empire Equipment Company, LLC	1,379	1,254
EMSAR Acquisition LLC	567	-
Engelman Baking Co., LLC	157	157
G2O Technologies, LLC	207	207
Geriatric Medical and Surgical Supply, LLC	300	270
Groundworks Operations, LLC	867	739
Hydromax USA, LLC	148	330
Industrial Dynamics Company, Ltd.	141	141
Innovative FlexPak, LLC	596	627

Portfolio Company	June 30, 2021	December 31, 2020
First lien senior secured debt(1) (continued)	(Amounts in thousands)	(Amounts in thousands)
ISSA, LLC	$131	$-
Jansy Packaging, LLC	706	676
Kalkomey Enterprises, LLC	46	77
Lakeshirts LLC	557	703
Legility, LLC	123	123
Leonard Group, Inc.	197	-
Library Associates, LLC	211	211
MacNeill Pride Group Corp.	515	-
Mad Rose Company, LLC	104	-
Mattco Forge, Inc.	506	506
Millennia Patient Services, LLC	401	-
Montway LLC	825	825
MRC Keeler Acquisition, LLC	300	300
Nimlok Company, LLC	224	11
NSG Buyer, Inc.	294	294
NutriScience Innovations, LLC	131	-
Peak Dental Services, LLC	337	636
Peak Investment Holdings, LLC	843	809
Perimeter Brands Intermediate Holdco LLC	210	210
Reliable Medical Supply LLC	138	138
Revival Animal Health, LLC	131	-
Revolution Plastics Buyer, LLC	422	492
SAMGI Buyer, Inc.	138	138
SCA Buyer, LLC	459	-
SCP ENT and Allergy Services, LLC	1,287	1,287
SCP Eye Care Services, LLC	-	469
ShiftKey, LLC	187	-
Silver Falls MSO, LLC	178	178
SimiTree Acquisition LLC	1,065	-
Southeast Primary Care Partners, LLC	525	525
Southern Orthodontic Partners Management, LLC	125	-
Spear Education, LLC	888	474
Spectrum Solutions, LLC	267	-
Starwest Botanicals Acquisition, LLC	164	-
Storm Smart Buyer LLC	131	-
Teel Plastics, LLC	324	324
Triad Technologies, LLC	314	282
United Land Services Opco Parent, LLC	1,022	-
Vanguard Packaging, LLC	535	535
Varsity DuvaSawko Operating Corp.	474	474
Vital Care Buyer, LLC	580	580
Total unfunded portfolio company commitments	$29,313	$22,533

(1) Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

As of June 30, 2021 and December 31, 2020, approximately $173,000 and $181,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.

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

Investor Commitments
As of June 30, 2021 and December 31, 2020, the Company had $216.0 million in total capital commitments from investors ($115.6 million and $126.4 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Contractual Obligations
A summary of our contractual payment obligations under our subscription facility as of June 30, 2021 is as follows:
	Payments Due by Period
		Less than			More than
(Amounts in millions)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Subscription facility	$0.7	$-	$0.7	$-	$-
Total contractual obligations	$0.7	$-	$0.7	$-	$-
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
As of June 30, 2021, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$1.1	$-	$1.1
Up 100 basis points	$0.1	$-	$0.1
Down 100 basis points	$-	$-	$-
Down 200 basis points	$-	$-	$-

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

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2021, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

AG TWIN BROOK BDC, INC.

August 12, 2021	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

August 12, 2021	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)