Form 10-Q
period 2021-09-30
AG Twin Brook BDC, Inc.
filed 2021-11-12
CIK 1666384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

  As of November 12, 2021, the registrant had 7,005,615 shares of common stock, $0.001 par value per share, outstanding.

PART I – CONSOLIDATED FINANCIAL INFORMATION

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
 (Amounts in thousands, except share and per share amounts)
	September 30, 2021 (Unaudited)	December 31, 2020
Assets

Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $105,708 and $76,422, respectively)	$105,660	$75,812
Non-controlled/affiliated investments at fair value (amortized cost of $4,444 and $3,201, respectively)	5,736	3,721
Unrealized gain on foreign currency forward contracts	23	-
Cash	14,566	10,320
Prepaid expenses	237	162
Interest receivable	233	181
Deferred financing costs	107	236
Total assets	$126,562	$90,432
Liabilities
Unrealized loss on foreign currency forward contracts	$15	$-
Accrued expenses and other liabilities payable to affiliate	680	459
Income incentive fees payable	214	99
Management fees payable	155	105
Deferred income	78	91
Interest payable	8	21
Dividend payable	-	1,156
Total liabilities	1,150	1,931
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized; 6,199,809 and 4,482,000 shares issued and outstanding, respectively	$6	$4
Additional paid-in-capital	123,459	88,919
Total distributable earnings (loss)	1,947	(422)
Total net assets	125,412	88,501
Total liabilities and net assets	$126,562	$90,432
Net asset value per share	$20.23	$19.75

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$2,013	$1,201	$5,424	$3,399
Other	94	67	301	198
Total investment income from non-controlled, non-affiliated investments:	2,107	1,268	5,725	3,597
Total investment income	2,107	1,268	5,725	3,597
Expenses
Income incentive fees	$214	$38	$568	$114
Management fees	155	94	416	259
Accounting fees	107	98	317	323
Insurance fees	90	125	312	368
Professional fees	143	103	309	274
Administrative fees(1)	97	85	267	358
Interest	66	67	190	283
Directors' fees	45	45	135	135
Other	25	35	110	126
Offering costs	-	73	-	409
Total gross expenses	942	763	2,624	2,649
Less waivers:
Administrative fees waived(1)	-	(85)	-	(358)
Total net expenses	942	678	2,624	2,291
Net investment income (loss)	1,165	590	3,101	1,306
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	$35	$1	$122	$5
Foreign currency transactions	(5)	-	2	-
Foreign currency forward transactions	12	-	(47)	-
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	87	490	562	(963)
Non-controlled, affiliated investments	220	270	772	(20)
Foreign currency forward contracts	4	-	8	-
Total net realized and unrealized gain (loss) on investment transactions	353	761	1,419	(978)
Net increase (decrease) in net assets resulting from operations	$1,518	$1,351	$4,520	$328
Net investment income (loss) per share - basic and diluted	$0.20	$0.17	$0.61	$0.45
Earnings (loss) per share - basic and diluted	$0.26	$0.40	$0.89	$0.11
Weighted average shares outstanding - basic and diluted	5,754,844	3,402,000	5,092,922	2,907,131

(1) Refer to Note 6 - Agreements and Related Party Transactons

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$1,165	$590	$3,101	$1,306
Net realized gain (loss)	42	-	77	-
Net change in unrealized gain (loss)	311	761	1,342	(978)
Net increase (decrease) in net assets resulting from operations	1,518	1,351	4,520	328
Dividends
Dividends declared from earnings	(1,165)	(680)	(2,169)	(680)
Net decrease in net assets resulting from dividends	(1,165)	(680)	(2,169)	(680)
Capital share transactions
Issuance of common shares	23,760	-	34,560	24,840
Net increase in net assets resulting from capital share transactions	23,760	-	34,560	24,840
Total increase in net assets	24,113	671	36,911	24,488
Net assets, at beginning of period	101,299	66,518	88,501	42,701
Net assets, at end of period	$125,412	$67,189	$125,412	$67,189

Capital share activity
Shares issued	1,177,809	-	1,717,809	1,242,000
Net increase in shares outstanding	1,177,809	-	1,717,809	1,242,000
Dividends declared per share	$0.20	$0.20	$0.40	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,520	$328
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(122)	(5)
Net change in unrealized (appreciation) depreciation on investments	(1,334)	983
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(8)	-
Net accretion on debt instruments	(309)	(180)
Net paydown gain on debt instruments	(146)	(20)
Interest received in-kind	(22)	-
Purchases and drawdowns of investments	(55,199)	(34,815)
Proceeds from sales and paydowns of investments	25,269	9,632
Amortization of deferred financing costs	167	94
Amortization of offering costs	-	409
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(52)	(72)
(Increase) decrease in prepaid expenses	(75)	(128)
(Increase) decrease in other assets	-	(15)
(Increase) decrease in due from affiliate	-	23
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	221	78
Increase (decrease) in management fees payable	50	49
Increase (decrease) in income incentive fees payable	115	38
Increase (decrease) in deferred income	(13)	9
Increase (decrease) in interest payable	(13)	(6)
Increase (decrease) in due to affiliate	-	(44)
Increase (decrease) in organizational costs payable to affiliate	-	(26)
Net cash used in operating activities	(26,951)	(23,668)
Cash flows from financing activities
Proceeds from issuance of common shares	34,560	24,840
Dividends paid	(3,325)	(680)
Borrowings on subscription facility	3,100	19,800
Payments on subscription facility	(3,100)	(25,300)
Payments for deferred financing costs	(38)	(120)
Payments for deferred offering costs	-	(20)
Net cash provided by financing activities	31,197	18,520
Net change in cash	4,246	(5,148)
Cash
Cash, beginning of period	10,320	9,008
Cash, end of period	$14,566	$3,860

Supplemental and non-cash information
Cash paid during the period for interest	$36	$195
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2021
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Aerospace and defense
Mattco Forge, Inc. (13)	First lien senior secured revolving loan	L+7.25%	12/6/2024	$506	$(8)	$(22)	(0.02)%
Mattco Forge, Inc. (8)(9)	First lien senior secured term loan	L+7.25%	12/6/2024	2,196	2,159	2,100	1.68%
					2,151	2,078	1.66%
Chemicals
AM Buyer, LLC (13)	First lien senior secured revolving loan	L+6.75%	5/1/2025	$111	$(2)	$(2)	(0.00)%
AM Buyer, LLC (8)	First lien senior secured term loan	L+6.75%	5/1/2025	480	471	473	0.38%
G2O Technologies, LLC (13)	First lien senior secured revolving loan	L+6.00%	3/31/2025	207	(3)	(3)	(0.00)%
G2O Technologies, LLC (6)	First lien senior secured term loan	L+6.00%	3/31/2025	1,565	1,540	1,543	1.23%
Revolution Plastics Buyer, LLC (6)	First lien senior secured revolving loan	L+5.00%	8/15/2025	704	507	509	0.41%
Revolution Plastics Buyer, LLC (6)(8)	First lien senior secured term loan	L+5.00%	8/15/2025	2,656	2,615	2,629	2.10%
Teel Plastics, LLC (13)	First lien senior secured revolving loan	L+5.00%	1/24/2025	324	(4)	(4)	(0.00)%
Teel Plastics, LLC (6)	First lien senior secured term loan	L+5.00%	1/24/2025	1,818	1,793	1,798	1.43%
					6,917	6,943	5.54%
Commercial services and supplies
Edko Acquisition, LLC (13)	First lien senior secured revolving loan	L+5.75%	6/25/2026	$38	$(1)	$(1)	(0.00)%
Edko Acquisition, LLC (8)	First lien senior secured term loan	L+5.75%	6/25/2026	1,023	1,003	1,005	0.80%
Nimlok Company, LLC (13)(17)	First lien senior secured revolving loan	L+7.50%	11/27/2024	320	(4)	(9)	(0.01)%
Nimlok Company, LLC (8)	First lien senior secured term loan	L+7.50%	11/27/2025	1,923	1,896	1,852	1.48%
					2,894	2,847	2.27%
Construction and engineering
Domino Equipment Company, LLC (13)	First lien senior secured revolving loan	L+6.00%	4/1/2026	$79	$(1)	$(1)	(0.00)%
Domino Equipment Company, LLC (8)	First lien senior secured term loan	L+6.00%	4/1/2026	582	572	573	0.46%
					571	572	0.46%
Containers and packaging
Innovative FlexPak, LLC (6)	First lien senior secured revolving loan	L+6.00%	1/23/2025	$94	$90	$91	0.07%
Innovative FlexPak, LLC (12)	First lien senior secured revolving loan	P+5.00%	1/23/2025	125	120	122	0.10%
Innovative FlexPak, LLC (9)	First lien senior secured term loan	L+6.00%	1/23/2025	2,685	2,639	2,658	2.12%
Jansy Packaging, LLC (13)	First lien senior secured revolving loan	L+7.00%	9/30/2022	706	(7)	(22)	(0.02)%
Jansy Packaging, LLC (6)	First lien senior secured term loan	L+7.00%	9/30/2022	1,093	1,076	1,058	0.84%
MRC Keeler Acquisition, LLC (13)	First lien senior secured delayed draw term loan	L+5.75%	12/4/2025	150	(3)	(2)	(0.00)%
MRC Keeler Acquisition, LLC (13)	First lien senior secured revolving loan	L+5.75%	12/4/2025	150	(3)	(2)	(0.00)%
MRC Keeler Acquisition, LLC (8)	First lien senior secured term loan	L+5.75%	12/4/2025	969	952	954	0.76%
Vanguard Packaging, LLC (8)	First lien senior secured revolving loan	L+5.25%	8/9/2024	535	174	172	0.14%
Vanguard Packaging, LLC (8)	First lien senior secured term loan	L+5.25%	8/9/2024	1,209	1,198	1,195	0.95%
					6,236	6,224	4.96%
Distributors
RTP Acquisition, LLC (13)	First lien senior secured revolving loan	L+6.00%	8/17/2026	38	(1)	(1)	(0.00)%
RTP Acquisition, LLC (7)	First lien senior secured term loan	L+6.00%	8/17/2026	538	527	527	0.42%
					526	526	0.42%
Diversified consumer services
50Floor, LLC (13)	First lien senior secured revolving loan	L+5.75%	12/31/2025	$199	$(3)	$(3)	(0.00)%
50Floor, LLC (8)	First lien senior secured term loan	L+5.75%	12/31/2026	985	967	969	0.77%
Groundworks Operations, LLC (8)	First lien senior secured delayed draw term loan	L+4.75%	1/17/2026	1,622	1,348	1,351	1.08%
Groundworks Operations, LLC (13)	First lien senior secured delayed draw term loan	L+4.75%	1/17/2026	228	(3)	(3)	(0.00)%
Groundworks Operations, LLC (13)	First lien senior secured revolving loan	L+4.75%	1/17/2026	387	(5)	(5)	(0.00)%
Groundworks Operations, LLC (8)	First lien senior secured term loan	L+4.75%	1/17/2026	2,366	2,331	2,336	1.86%
ISSA, LLC (13)	First lien senior secured revolving loan	L+6.50%	3/1/2027	131	(2)	(2)	(0.00)%
ISSA, LLC (8)	First lien senior secured term loan	L+6.50%	3/1/2027	876	859	861	0.69%
Kalkomey Enterprises, LLC (13)	First lien senior secured revolving loan	L+6.50%	4/24/2025	77	(1)	(1)	(0.00)%
Kalkomey Enterprises, LLC (8)	First lien senior secured term loan	L+6.50%	4/24/2026	1,063	1,041	1,047	0.83%
NSG Buyer, Inc. (13)	First lien senior secured revolving loan	L+5.50%	9/30/2024	294	(2)	(1)	(0.00)%
NSG Buyer, Inc. (6)	First lien senior secured term loan	L+5.50%	9/30/2025	2,317	2,300	2,300	1.83%
PPW Acquisition, LLC (13)	First lien senior secured revolving loan	L+6.00%	9/30/2026	38	(1)	(1)	(0.00)%
PPW Acquisition, LLC (8)	First lien senior secured term loan	L+6.00%	9/30/2026	613	600	600	0.48%
United Land Services Opco Parent, LLC (8)	First lien senior secured delayed draw term loan	L+6.00%	3/23/2026	1,074	164	165	0.13%
United Land Services Opco Parent, LLC (13)	First lien senior secured revolving loan	L+6.00%	3/23/2026	131	(2)	(2)	(0.00)%
United Land Services Opco Parent, LLC (8)	First lien senior secured term loan	L+6.00%	3/23/2026	306	301	301	0.24%
					9,892	9,912	7.90%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (13)	First lien senior secured revolving loan	L+9.00%	11/22/2025	$324	$(5)	$(8)	(0.01)%
Advanced Lighting Acquisition, LLC (6)(8)	First lien senior secured term loan	L+9.00%	11/22/2025	1,460	1,438	1,427	1.14%
					1,433	1,419	1.13%
Food and staples retailing
Engelman Baking Co., LLC (6)	First lien senior secured revolving loan	L+6.75%	2/28/2025	$207	$46	$38	0.03%
Engelman Baking Co., LLC (6)	First lien senior secured term loan	L+6.75%	2/28/2025	722	707	679	0.54%
Mad Rose Company, LLC (13)(22)	First lien senior secured revolving loan	L+6.50%	5/7/2026	104	(2)	(2)	(0.00)%
Mad Rose Company, LLC (8)	First lien senior secured term loan	L+6.50%	5/7/2026	315	307	308	0.25%
NutriScience Innovations, LLC (13)	First lien senior secured revolving loan	L+7.00%	4/21/2026	131	(2)	(2)	(0.00)%
NutriScience Innovations, LLC (8)	First lien senior secured term loan	L+7.00%	4/21/2026	483	474	475	0.38%
					1,530	1,496	1.19%
Food products
Icelandirect, LLC (12)	First lien senior secured revolving loan	P+5.00%	7/30/2026	$38	$4	$4	0.00%
Icelandirect, LLC (8)	First lien senior secured term loan	L+6.00%	7/30/2026	693	680	680	0.54%
Starwest Botanicals Acquisition, LLC (13)	First lien senior secured revolving loan	L+5.25%	4/30/2027	174	(3)	(3)	(0.00)%
Starwest Botanicals Acquisition, LLC (8)	First lien senior secured term loan	L+5.25%	4/30/2027	817	804	805	0.64%
					1,485	1,486	1.18%
Gas utilities
Hydromax USA, LLC (6)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2026	$113	$112	$112	0.09%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	L+6.25%	12/30/2026	228	19	20	0.02%
Hydromax USA, LLC (6)	First lien senior secured term loan	L+6.25%	12/30/2026	1,250	1,230	1,232	0.98%
					1,361	1,364	1.09%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2021
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (5) - Continued
Health care equipment and supplies
EMSAR Acquisition LLC (8)	First lien senior secured delayed draw term loan	L+6.50%	3/30/2026		$667	$194	$195	0.16%
EMSAR Acquisition LLC (8)	First lien senior secured revolving loan	L+6.50%	3/30/2026		134	24	24	0.02%
EMSAR Acquisition LLC (8)	First lien senior secured term loan	L+6.50%	3/30/2026		646	634	635	0.51%
Reliable Medical Supply LLC (13)	First lien senior secured delayed draw term loan	L+7.00%	4/8/2025		68	(1)	(1)	(0.00)%
Reliable Medical Supply LLC (13)	First lien senior secured revolving loan	L+7.00%	4/8/2025		138	(3)	(2)	(0.00)%
Reliable Medical Supply LLC (8)	First lien senior secured term loan	L+7.00%	4/8/2025		760	744	748	0.60%
SCA Buyer, LLC (8)	First lien senior secured delayed draw term loan	L+6.50%	1/20/2026		397	35	38	0.03%
SCA Buyer, LLC (8)	First lien senior secured revolving loan	L+6.50%	1/20/2026		133	23	24	0.02%
SCA Buyer, LLC (8)	First lien senior secured term loan	L+6.50%	1/20/2026		766	747	754	0.60%
Spectrum Solutions, LLC (13)	First lien senior secured revolving loan	L+6.00%	3/5/2026		267	(5)	(4)	(0.00)%
Spectrum Solutions, LLC (6)	First lien senior secured term loan	L+6.00%	3/5/2026		691	678	679	0.54%
						3,070	3,090	2.46%
Health care providers and services
Agility Intermediate, Inc. (13)	First lien senior secured delayed draw term loan	L+6.50%	4/15/2026		$401	$(7)	$(7)	(0.01)%
Agility Intermediate, Inc. (13)	First lien senior secured revolving loan	L+6.50%	4/15/2026		134	(2)	(2)	(0.00)%
Agility Intermediate, Inc. (9)	First lien senior secured term loan	L+6.50%	4/15/2026		245	241	241	0.19%
Anne Arundel Dermatology Management, LLC (8)	First lien senior secured delayed draw term loan	L+6.50%	10/16/2025		776	595	596	0.48%
Anne Arundel Dermatology Management, LLC (6)	First lien senior secured revolving loan	L+6.50%	10/16/2025		234	42	43	0.03%
Anne Arundel Dermatology Management, LLC (8)	First lien senior secured term loan	L+6.50%	10/16/2025		869	853	854	0.68%
Apex Dental Partners, LLC (8)	First lien senior secured delayed draw term loan	L+6.00%	11/23/2025		450	357	357	0.28%
Apex Dental Partners, LLC (13)	First lien senior secured revolving loan	L+6.00%	11/23/2025		150	(2)	(2)	(0.00)%
Apex Dental Partners, LLC (8)	First lien senior secured term loan	L+6.00%	11/23/2025		630	619	620	0.49%
ASP Global Acquisition, LLC (8)	First lien senior secured delayed draw term loan	L+5.50%	1/21/2025		734	675	674	0.54%
ASP Global Acquisition, LLC (13)(15)	First lien senior secured revolving loan	L+5.50%	1/21/2025		485	(6)	(7)	(0.01)%
ASP Global Acquisition, LLC (8)	First lien senior secured term loan	L+5.50%	1/21/2025		2,809	2,760	2,774	2.21%
Beacon Oral Specialists Management LLC (13)	First lien senior secured delayed draw term loan	L+5.75%	12/14/2025		161	(3)	(2)	(0.00)%
Beacon Oral Specialists Management LLC (8)(9)	First lien senior secured delayed draw term loan	L+5.75%	12/14/2025		536	528	529	0.42%
Beacon Oral Specialists Management LLC (13)	First lien senior secured revolving loan	L+5.75%	12/14/2025		150	(2)	(2)	(0.00)%
Beacon Oral Specialists Management LLC (8)	First lien senior secured term loan	L+5.75%	12/14/2025		956	942	944	0.75%
Behavior Frontiers, LLC (6)(21)	First lien senior secured revolving loan	L+6.25%	5/21/2026		38	18	18	0.01%
Behavior Frontiers, LLC (6)	First lien senior secured term loan	L+6.25%	5/21/2026		658	644	645	0.51%
Brightview, LLC (8)	First lien senior secured delayed draw term loan	L+5.50%	4/12/2024		400	49	49	0.04%
Brightview, LLC (13)	First lien senior secured revolving loan	L+5.50%	4/12/2024		80	(1)	(1)	(0.00)%
Brightview, LLC (8)	First lien senior secured term loan	L+5.50%	4/12/2024		1,293	1,278	1,280	1.02%
Canadian Orthodontic Partners Corp. (11)(14)	First lien senior secured delayed draw term loan	C+6.50%	3/19/2026	C$	361	186	188	0.15%
Canadian Orthodontic Partners Corp. (12)(14)	First lien senior secured revolving loan	P+5.50%	3/19/2026	C$	267	27	30	0.02%
Canadian Orthodontic Partners Corp. (11)(14)	First lien senior secured term loan	L+6.50%	3/19/2026		227	178	177	0.14%
Canadian Orthodontic Partners Corp. (13)(14)	First lien senior secured revolving loan	C+6.50%	3/19/2026	C$	107	(2)	(1)	(0.00)%
Community Care Partners, LLC (13)	First lien senior secured delayed draw term loan	L+5.25%	8/11/2025		225	(4)	(4)	(0.00)%
Community Care Partners, LLC (13)	First lien senior secured revolving loan	L+5.25%	8/11/2025		38	(1)	(1)	(0.00)%
Community Care Partners, LLC (8)	First lien senior secured term loan	L+5.25%	8/11/2025		657	646	646	0.52%
Varsity DuvaSawko Operating Corp. (13)	First lien senior secured revolving loan	L+6.25%	11/27/2024		474	(6)	(5)	(0.00)%
Varsity DuvaSawko Operating Corp. (9)	First lien senior secured term loan	L+6.25%	11/27/2024		2,772	2,735	2,743	2.19%
EH Management Company, LLC (13)	First lien senior secured revolving loan	L+6.00%	7/15/2026		38	(1)	(1)	(0.00)%
EH Management Company, LLC (8)	First lien senior secured term loan	L+6.00%	7/15/2026		427	419	419	0.33%
Geriatric Medical and Surgical Supply, LLC (13)	First lien senior secured revolving loan	L+6.00%	12/21/2025		300	(5)	(5)	(0.00)%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured term loan	L+6.00%	12/21/2025		1,029	1,011	1,013	0.81%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured delayed draw term loan	L+5.75%	8/20/2026		323	121	121	0.10%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured term loan	L+5.75%	8/20/2026		884	869	869	0.69%
Peak Dental Services, LLC (8)	First lien senior secured delayed draw term loan	L+6.00%	12/31/2025		529	290	290	0.23%
Peak Dental Services, LLC (8)	First lien senior secured revolving loan	L+6.00%	12/31/2025		133	24	24	0.02%
Peak Dental Services, LLC (8)	First lien senior secured term loan	L+6.00%	12/31/2025		546	536	537	0.43%
Peak Investment Holdings, LLC (8)	First lien senior secured delayed draw term loan	L+6.00%	12/6/2024		603	9	10	0.01%
Peak Investment Holdings, LLC (8)(13)	First lien senior secured revolving loan	L+6.00%	12/6/2024		324	(4)	(5)	(0.00)%
Peak Investment Holdings, LLC (8)	First lien senior secured term loan	L+6.00%	12/6/2024		1,404	1,384	1,383	1.10%
Revival Animal Health, LLC (13)	First lien senior secured revolving loan	L+6.50%	4/6/2026		131	(2)	(2)	(0.00)%
Revival Animal Health, LLC (8)	First lien senior secured term loan	L+6.50%	4/6/2026		503	494	495	0.39%
RQM Buyer, Inc. (13)	First lien senior secured delayed draw term loan	L+5.75%	8/12/2026		84	(2)	(1)	(0.00)%
RQM Buyer, Inc. (9)	First lien senior secured revolving loan	L+5.75%	8/12/2026		150	12	14	0.01%
RQM Buyer, Inc. (8)(9)	First lien senior secured term loan	L+5.75%	8/12/2026		1,165	1,142	1,153	0.92%
SAMGI Buyer, Inc. (13)	First lien senior secured revolving loan	L+6.50%	4/14/2025		138	(2)	(2)	(0.00)%
SAMGI Buyer, Inc. (8)	First lien senior secured term loan	L+6.50%	4/14/2025		535	525	525	0.42%
SCP ENT and Allergy Services, LLC (9)	First lien senior secured delayed draw term loan	L+6.25%	9/25/2025		1,172	80	81	0.06%
SCP ENT and Allergy Services, LLC (13)	First lien senior secured revolving loan	L+6.25%	9/25/2025		218	(4)	(4)	(0.00)%
SCP ENT and Allergy Services, LLC (8)(9)	First lien senior secured term loan	L+6.25%	9/25/2025		907	889	890	0.71%
Silver Falls MSO, LLC (9)	First lien senior secured revolving loan	L+6.25%	8/30/2024		56	55	53.28	0.04%
Silver Falls MSO, LLC (12)	First lien senior secured revolving loan	P+5.25%	8/30/2024		61	59	58	0.05%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L+6.25%	8/30/2024		1,307	1,287	1,270	1.01%
SimiTree Acquisition LLC (13)	First lien senior secured delayed draw term loan	L+5.25%	5/17/2026		888	(16)	(15)	(0.01)%
SimiTree Acquisition LLC (13)	First lien senior secured revolving loan	L+5.25%	5/17/2026		178	(3)	(3)	(0.00)%
SimiTree Acquisition LLC (8)	First lien senior secured term loan	L+5.25%	5/17/2026		1,154	1,132	1,134	0.90%
Southeast Primary Care Partners, LLC (13)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2025		300	(6)	(6)	(0.00)%
Southeast Primary Care Partners, LLC (13)	First lien senior secured revolving loan	L+6.25%	12/30/2025		225	(5)	(5)	(0.00)%
Southeast Primary Care Partners, LLC (6)	First lien senior secured term loan	L+6.25%	12/30/2025		727	710	712	0.57%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured delayed draw term loan	L+6.50%	1/27/2026		186	181	181	0.14%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured delayed draw term loan	L+6.50%	1/27/2026		531	518	519	0.41%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured revolving loan	L+6.50%	1/27/2026		134	38	39	0.03%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured term loan	L+6.50%	1/27/2026		333	326	327	0.26%
Vital Care Buyer, LLC (13)	First lien senior secured revolving loan	L+5.75%	10/19/2025		580	(8)	(7)	(0.01)%
Vital Care Buyer, LLC (8)	First lien senior secured term loan	L+5.75%	10/19/2025		919	905	907	0.72%
						26,295	26,342	21.00%
Health care technology
Millennia Patient Services, LLC (13)	First lien senior secured delayed draw term loan	L+6.50%	3/8/2026		$267	$(5)	$(4)	(0.00)%
Millennia Patient Services, LLC (13)	First lien senior secured revolving loan	L+6.50%	3/8/2026		134	(2)	(2)	(0.00)%
Millennia Patient Services, LLC (8)	First lien senior secured term loan	L+6.50%	3/8/2026		1,003	985	986	0.79%
Spear Education, LLC (13)	First lien senior secured delayed draw term loan	L+5.00%	2/26/2025		474	(3)	(8)	(0.01)%
Spear Education, LLC (13)	First lien senior secured revolving loan	L+5.00%	2/26/2025		414	(3)	(7)	(0.01)%
Spear Education, LLC (8)(9)	First lien senior secured term loan	L+5.00%	2/26/2025		864	858	849	0.68%
						1,830	1,814	1.45%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2021
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (5) - Continued
Household durables
Storm Smart Buyer LLC (13)	First lien senior secured revolving loan	L+6.00%	4/5/2026	$131	$(2)	$(2)	(0.00)%
Storm Smart Buyer LLC (8)(9)	First lien senior secured term loan	L+6.00%	4/5/2026	919	902	904	0.72%
Trademark Global, LLC (13)	First lien senior secured delayed draw term loan	L+6.00%	7/30/2024	61	-	-	0.00%
Trademark Global, LLC (6)	First lien senior secured revolving loan	L+6.00%	7/30/2024	113	62	62	0.05%
Trademark Global, LLC (6)	First lien senior secured term loan	L+6.00%	7/30/2024	1,838	1,830	1,829	1.46%
					2,792	2,793	2.23%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC (8)	First lien senior secured revolving loan	L+5.50%	12/18/2025	$150	$110	$110	0.09%
Aquatic Sales Solutions, LLC (8)	First lien senior secured term loan	L+5.50%	12/18/2025	1,364	1,339	1,342	1.07%
DealerOn Inc. (13)	First lien senior secured revolving loan	L+5.50%	11/19/2024	314	(4)	(3)	(0.00)%
DealerOn Inc. (9)	First lien senior secured term loan	L+5.50%	11/19/2024	1,618	1,593	1,603	1.28%
					3,038	3,052	2.43%
IT services
Data Source Intermediate Holdings, LLC (13)	First lien senior secured revolving loan	L+5.50%	2/11/2025	$123	$(2)	$(2)	(0.00)%
Data Source Intermediate Holdings, LLC (8)	First lien senior secured term loan	L+5.50%	2/11/2025	826	815	816	0.65%
E-Phoenix Acquisition Co. Inc. (13)	First lien senior secured revolving loan	L+5.75%	6/23/2027	75	(1)	(1)	(0.00)%
E-Phoenix Acquisition Co. Inc. (8)	First lien senior secured term loan	L+5.75%	6/23/2027	1,448	1,431	1,434	1.14%
Legility, LLC (13)	First lien senior secured revolving loan	L+6.00%	12/17/2024	123	(2)	(1)	(0.00)%
Legility, LLC (6)(8)	First lien senior secured term loan	L+6.00%	12/17/2025	706	695	698	0.56%
Library Associates, LLC (13)	First lien senior secured revolving loan	L+7.00%	8/13/2023	127	(2)	(2)	(0.00)%
Library Associates, LLC (8)	First lien senior secured term loan	L+7.00%	8/13/2023	355	349	349	0.28%
					3,283	3,291	2.62%
Leisure equipment and products
MacNeill Pride Group Corp. (8)	First lien senior secured delayed draw term loan	L+6.50%	4/22/2026	$393	$258	$259	0.21%
MacNeill Pride Group Corp. (8)	First lien senior secured revolving loan	L+6.50%	4/22/2026	262	172	173	0.14%
MacNeill Pride Group Corp. (8)	First lien senior secured term loan	L+6.50%	4/22/2026	878	870	872	0.70%
Motis Brands, Inc. (13)	First lien senior secured delayed draw term loan	L+5.50%	8/31/2026	79	(2)	(2)	(0.00)%
Motis Brands, Inc. (8)	First lien senior secured revolving loan	L+5.50%	8/31/2026	9	8	8	0.01%
Motis Brands, Inc. (12)	First lien senior secured revolving loan	P+4.50%	8/31/2026	11	11	11	0.01%
Motis Brands, Inc. (8)	First lien senior secured term loan	L+5.50%	8/31/2026	598	586	586	0.47%
					1,903	1,907	1.52%
Life sciences tools and services
Aptitude Health Holdings, LLC (8)	First lien senior secured revolving loan	L+5.25%	5/3/2026	$267	$22	$22	0.02%
Aptitude Health Holdings, LLC (8)	First lien senior secured term loan	L+5.25%	5/3/2026	1,117	1,096	1,098	0.88%
					1,118	1,120	0.89%
Machinery
Abrasive Technology Intermediate, LLC (13)	First lien senior secured revolving loan	L+6.25%	4/30/2026	$173	$(3)	$(3)	(0.00)%
Abrasive Technology Intermediate, LLC (9)	First lien senior secured term loan	L+6.25%	4/30/2026	947	929	931	0.74%
Industrial Dynamics Company, Ltd. (13)(16)	First lien senior secured revolving loan	L+6.00%	8/20/2024	141	(2)	(2)	(0.00)%
Industrial Dynamics Company, Ltd. (8)	First lien senior secured term loan	L+6.00%	8/20/2024	896	884	882	0.70%
					1,808	1,808	1.44%
Media
ALM Media, LLC (6)(18)	First lien senior secured revolving loan	L+6.50%	11/25/2024	$971	$83	$82	0.07%
ALM Media, LLC (8)	First lien senior secured term loan	L+6.50%	11/25/2024	2,653	2,610	2,611	2.08%
					2,693	2,693	2.15%
Metals and mining
Copperweld Group, Inc. (8)(7)	First lien senior secured revolving loan	L+5.50%	9/27/2024	$456	$221	$221	0.18%
Copperweld Group, Inc. (8)	First lien senior secured term loan	L+5.50%	9/27/2024	2,163	2,126	2,128	1.70%
					2,347	2,349	1.87%
Personal products
Cosmetic Solutions, LLC (13)	First lien senior secured delayed draw term loan	L+5.75%	10/17/2025	$366	$(5)	$(5)	(0.00)%
Cosmetic Solutions, LLC (13)	First lien senior secured revolving loan	L+5.75%	10/17/2025	344	(5)	(5)	(0.00)%
Cosmetic Solutions, LLC (9)	First lien senior secured term loan	L+5.75%	10/17/2025	2,775	2,732	2,736	2.18%
					2,722	2,726	2.17%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C+6.50%	7/23/2026	$105	$(2)	$(2)	(0.00)%
Bio Agri Mix Holdings Inc. (11)(14)	First lien senior secured term loan	C+6.50%	7/23/2026	1,260	983	975	0.78%
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C+6.50%	7/23/2026	105	(2)	(2)	(0.00)%
Formulated Buyer, LLC (13)	First lien senior secured delayed draw term loan	L+5.25%	9/22/2026	300	(6)	(6)	(0.00)%
Formulated Buyer, LLC (13)	First lien senior secured revolving loan	L+5.25%	9/22/2026	188	(4)	(4)	(0.00)%
Formulated Buyer, LLC (8)	First lien senior secured term loan	L+5.25%	9/22/2026	1,244	1,219	1,219	0.97%
					2,188	2,180	1.74%
Real estate management and development
BBG Intermediate Holdings, Inc. (8)(19)	First lien senior secured revolving loan	L+6.00%	1/8/2026	$210	$41	$42	0.03%
BBG Intermediate Holdings, Inc. (8)	First lien senior secured term loan	L+6.00%	1/8/2026	1,671	1,642	1,644	1.31%
					1,683	1,686	1.34%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP (12)	First lien senior secured revolving loan	P+4.50%	9/2/2026	$38	$5	$5	0.00%
Altamira Material Solutions, LP (8)	First lien senior secured term loan	L+5.50%	9/2/2026	333	326	326	0.26%
					331	331	0.26%
Software
Affinitiv, Inc. (13)	First lien senior secured revolving loan	L+6.00%	8/26/2024	$248	$(2)	$(1)	(0.00)%
Affinitiv, Inc. (8)	First lien senior secured term loan	L+6.00%	8/26/2024	2,328	2,300	2,317	1.85%
ShiftKey, LLC (6)	First lien senior secured revolving loan	L+6.00%	3/17/2026	187	91	91	0.07%
ShiftKey, LLC (8)	First lien senior secured term loan	L+6.00%	3/17/2026	938	925	927	0.74%
					3,314	3,334	2.66%
Specialty retail
Leonard Group, Inc. (13)	First lien senior secured revolving loan	L+6.00%	2/26/2026	$197	$(3)	$(3)	(0.00)%
Leonard Group, Inc. (8)(10)	First lien senior secured term loan	L+6.00%	2/26/2026	1,259	1,236	1,238	0.99%
					1,233	1,235	0.98%
Textiles, apparel and luxury goods
Lakeshirts LLC (13)	First lien senior secured delayed draw term loan	L+4.75%	12/23/2025	$398	$(5)	$(7)	(0.01)%
Lakeshirts LLC (8)	First lien senior secured revolving loan	L+4.75%	12/23/2024	398	128	128	0.10%
Lakeshirts LLC (8)	First lien senior secured term loan	L+4.75%	12/23/2024	1,569	1,550	1,542	1.23%
					1,673	1,663	1.33%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2021
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (5) - Continued
Trading companies and distributor
AFC Industries, Inc. (8)(9)	First lien senior secured delayed draw term loan	L+6.25%	4/9/2027	$356	$169	$170	0.14%
AFC Industries, Inc. (9)(20)	First lien senior secured revolving loan	L+6.25%	10/9/2026	34	33	33	0.03%
AFC Industries, Inc. (12)(20)	First lien senior secured revolving loan	P+5.25%	10/9/2026	28	28	28	0.02%
AFC Industries, Inc. (9)	First lien senior secured term loan	L+6.25%	4/9/2027	690	680	681	0.54%
Banner Buyer, LLC (6)	First lien senior secured delayed draw term loan	L+5.75%	10/31/2025	1,045	565	571	0.46%
Banner Buyer, LLC (6)	First lien senior secured revolving loan	L+5.75%	10/31/2025	370	20	22	0.02%
Banner Buyer, LLC (6)	First lien senior secured term loan	L+5.75%	10/31/2025	1,389	1,370	1,378	1.10%
Empire Equipment Company, LLC (13)	First lien senior secured delayed draw term loan	L+5.50%	1/17/2025	941	(14)	(28)	(0.02	) %
Empire Equipment Company, LLC (13)	First lien senior secured revolving loan	L+5.50%	1/17/2025	439	(7)	(13)	(0.01	) %
Empire Equipment Company, LLC (9)	First lien senior secured term loan	L+5.50%	1/17/2025	1,291	1,270	1,250	1.00%
Montway LLC (13)	First lien senior secured delayed draw term loan	L+6.25%	11/4/2025	675	(12)	(12)	(0.01)%
Montway LLC (13)	First lien senior secured revolving loan	L+6.25%	11/4/2025	150	(3)	(3)	(0.00)%
Montway LLC (8)	First lien senior secured term loan	L+6.25%	11/4/2025	725	711	712	0.57%
Shearer Supply, LLC (13)	First lien senior secured revolving loan	L+5.50%	9/17/2027	113	(2)	(2)	(0.00)%
Shearer Supply, LLC (8)	First lien senior secured term loan	L+5.50%	9/17/2027	813	796	796	0.63%
Triad Technologies, LLC (13)	First lien senior secured revolving loan	L+4.75%	10/31/2025	314	(4)	(3)	(0.00)%
Triad Technologies, LLC (9)	First lien senior secured term loan	L+4.75%	10/31/2025	943	930	934	0.74%
					6,530	6,514	5.19%
Water utilities
Diamondback Buyer, LLC (7)	First lien senior secured revolving loan	L+5.50%	7/22/2026	$75	$6	$6	0.00%
Diamondback Buyer, LLC (8)(9)	First lien senior secured term loan	L+5.50%	7/22/2026	857	840	844	0.67%
					846	850	0.68%
Total non-controlled/non-affiliated senior secured debt					$105,693	$105,645	84.24%

Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	7/17/2025		$10	$10	0.01%
Shearer Supply, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	3/17/2028		5	5	0.00%
Total non-controlled/non-affiliated sponsor subordinated note					15	15	0.01%
Total non-controlled/non-affiliated investments					$105,708	$105,660	84.25%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (23)	Equity - 1.84% membership interest				$4,444	$5,736	4.57%
Total non-controlled/affiliated investments					$4,444	$5,736	4.57%
Total investments					$110,152	$111,396	88.82%

(1) Unless otherwise indicated, all investments are considered Level 3 investments.
(2) Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission.  Refer to Note 6 for further information.
(3) Principal/par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Canadian Dollars (“C$”).
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
(6) The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2021 was 0.08%.
(7) The interest rate on these loans is subject to 2 month LIBOR, which as of September 30, 2021 was 0.11%.
(8) The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2021 was 0.13%.
(9) The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2021 was 0.16%.
(10) The interest rate on these loans is subject to 12 month LIBOR, which as of September 30, 2021 was 0.24%.
(11) The interest rate on these loans is subject to 3 Month CDOR, which as of September 30, 2021 was 0.45%.
(12) The interest rate on these loans is subject to the Prime Rate, which as of September 30, 2021 was 3.25%.
(13) Represents revolvers and delayed draw term loans where the entire balance is unfunded as of September 30, 2021.  The negative fair value is a result of the commitment being valued below par.  Refer to Note 8 for further information.
(14) Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2021, non-qualifying assets represented approximately 3.38% of the total assets of the Company.
(15) Principal balance includes reserve for letter of credit of $2,834 on which the borrower pays 5.50%.
(16) Principal balance includes reserve for letter of credit of $13,826 on which the borrower pays 6.00%.
(17) Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 7.50%.
(18) Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(19) Principal balance includes reserve for letter of credit of $4,538 on which the borrower pays 6.00%.
(20) Principal balance includes reserve for letter of credit of $4,978 on which the borrower pays 6.25%.
(21) Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 6.25%.
(22) Principal balance includes reserve for letter of credit of $4,152 on which the borrower pays 6.50%.
(23) As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.  This represents an investment in an affiliated fund.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2021
(Amounts in thousands)
(Unaudited)

Additional Information

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 410	CAD 505	6/27/2022	$12
Wells Fargo Bank, National Association	USD 65	CAD 80	6/27/2022	2
Wells Fargo Bank, National Association	USD 32	CAD 41	10/22/2021	-
Wells Fargo Bank, National Association	USD 2,098	CAD 2,675	10/21/2021	(14)
Wells Fargo Bank, National Association	CAD 823	USD 646	10/21/2021	4
Wells Fargo Bank, National Association	CAD 520	USD 405	10/21/2021	5
Wells Fargo Bank, National Association	CAD 86	USD 68	10/21/2021	(1)
Total				$8

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

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2020
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (4) - Continued
Health care equipment and supplies
Reliable Medical Supply LLC (11)	First lien senior secured revolving loan	L+6.00%	4/8/2025	$138	$(2)	$(2)	(0.00)%
Reliable Medical Supply LLC (8)	First lien senior secured term loan	L+6.00%	4/8/2025	622	611	612	0.69%
				760	609	610	0.69%
Health care providers and services
Anne Arundel Dermatology Management, LLC (7)	First lien senior secured delayed draw term loan	L+6.00%	10/16/2025	$779	$217	$217	0.25%
Anne Arundel Dermatology Management, LLC (11)	First lien senior secured revolving loan	L+6.00%	10/16/2025	234	(4)	(4)	(0.00)%
Anne Arundel Dermatology Management, LLC (7)	First lien senior secured term loan	L+6.00%	10/16/2025	867	850	850	0.96%
Apex Dental Partners, LLC (11)	First lien senior secured delayed draw term loan	L+6.00%	11/23/2025	450	(9)	(9)	(0.01)%
Apex Dental Partners, LLC (11)	First lien senior secured revolving loan	L+6.00%	11/23/2025	150	(3)	(3)	(0.00)%
Apex Dental Partners, LLC (7)	First lien senior secured term loan	L+6.00%	11/23/2025	634	622	622	0.70%
ASP Global Acquisition, LLC (7)	First lien senior secured delayed draw term loan	L+5.50%	1/21/2025	739	678	676	0.76%
ASP Global Acquisition, LLC (11)(12)	First lien senior secured revolving loan	L+5.50%	1/21/2025	485	(8)	(9)	(0.01)%
ASP Global Acquisition, LLC (7)	First lien senior secured term loan	L+5.50%	1/21/2025	2,220	2,178	2,178	2.46%
Beacon Oral Specialists Management LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	12/14/2025	536	(9)	(9)	(0.01)%
Beacon Oral Specialists Management LLC (11)	First lien senior secured revolving loan	L+5.75%	12/14/2025	150	(3)	(3)	(0.00)%
Beacon Oral Specialists Management LLC (6)	First lien senior secured term loan	L+5.75%	12/14/2025	784	771	771	0.87%
Geriatric Medical and Surgical Supply, LLC (5)	First lien senior secured term loan	L+6.00%	12/21/2025	1,337	1,040	1,040	1.18%
Peak Dental Services, LLC (11)	First lien senior secured delayed draw term loan	L+6.25%	12/31/2025	530	(11)	(11)	(0.01)%
Peak Dental Services, LLC (7)	First lien senior secured revolving loan	L+6.25%	12/31/2025	133	24	24	0.03%
Peak Dental Services, LLC (7)	First lien senior secured term loan	L+6.25%	12/31/2025	550	539	539	0.61%
Peak Investment Holdings, LLC (11)	First lien senior secured delayed draw term loan	L+6.50%	12/6/2024	485	(8)	(19)	(0.02)%
Peak Investment Holdings, LLC (11)	First lien senior secured revolving loan	L+6.50%	12/6/2024	324	(5)	(13)	(0.01)%
Peak Investment Holdings, LLC (7)	First lien senior secured term loan	L+6.50%	12/6/2024	423	417	407	0.46%
SAMGI Buyer, Inc. (11)	First lien senior secured revolving loan	L+6.50%	4/14/2025	138	(3)	(3)	(0.00)%
SAMGI Buyer, Inc. (7)	First lien senior secured term loan	L+6.50%	4/14/2025	539	527	528	0.60%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured delayed draw term loan	L+6.50%	9/25/2025	1,173	76	77	0.09%
SCP ENT and Allergy Services, LLC (11)	First lien senior secured revolving loan	L+6.50%	9/25/2025	218	(5)	(5)	(0.01)%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured term loan	L+6.50%	9/25/2025	914	893	894	1.01%
SCP Eye Care Services, LLC (7)(8)	First lien senior secured delayed draw term loan	L+6.00%	9/11/2022	2,915	2,892	2,889	3.25%
SCP Eye Care Services, LLC (11)	First lien senior secured revolving loan	L+6.00%	9/11/2022	469	(4)	(4)	(0.00)%
SCP Eye Care Services, LLC (8)	First lien senior secured term loan	L+6.00%	9/11/2022	2,138	2,120	2,119	2.39%
Silver Falls MSO, LLC (8)	First lien senior secured revolving loan	L+5.75%	8/30/2024	235	52	44	0.05%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L+5.75%	8/30/2024	1,317	1,294	1,249	1.41%
Southeast Primary Care Partners, LLC (11)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2025	300	(7)	(7)	(0.01)%
Southeast Primary Care Partners, LLC (11)	First lien senior secured revolving loan	L+6.25%	12/30/2025	225	(6)	(6)	(0.01)%
Southeast Primary Care Partners, LLC (5)	First lien senior secured term loan	L+6.25%	12/30/2025	732	714	714	0.81%
Varsity DuvaSawko Operating Corp. (11)	First lien senior secured revolving loan	L+6.25%	11/27/2024	474	(7)	(7)	(0.01)%
Varsity DuvaSawko Operating Corp. (7)(8)	First lien senior secured term loan	L+6.25%	11/27/2024	2,428	2,388	2,392	2.69%
Vital Care Buyer, LLC (11)	First lien senior secured revolving loan	L+6.00%	10/19/2025	580	(10)	(10)	(0.01)%
Vital Care Buyer, LLC (7)	First lien senior secured term loan	L+6.00%	10/19/2025	1,024	1,006	1,006	1.14%
				27,629	19,196	19,114	21.60%
Health care technology
Spear Education, LLC (11)	First lien senior secured delayed draw term loan	L+5.50%	2/26/2025	$474	$(4)	$(14)	(0.02)%
Spear Education, LLC (7)	First lien senior secured revolving loan	L+5.50%	2/26/2025	414	411	402	0.45%
Spear Education, LLC (7)	First lien senior secured term loan	L+5.50%	2/26/2025	871	863	845	0.95%
				1,759	1,270	1,233	1.38%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC (7)	First lien senior secured revolving loan	L+5.50%	12/18/2025	$150	$12	$12	0.01%
Aquatic Sales Solutions, LLC (7)	First lien senior secured term loan	L+5.50%	12/18/2025	659	646	646	0.73%
DealerOn Inc. (11)	First lien senior secured revolving loan	L+5.50%	11/19/2024	314	(5)	(4)	(0.00)%
DealerOn Inc. (8)	First lien senior secured term loan	L+5.50%	11/19/2024	1,311	1,289	1,293	1.46%
				2,434	1,942	1,947	2.20%
IT services
Data Source Intermediate Holdings, LLC (8)	First lien senior secured revolving loan	L+5.50%	2/11/2025	$123	$121	$118	0.13%
Data Source Intermediate Holdings, LLC (8)	First lien senior secured term loan	L+5.50%	2/11/2025	832	818	803	0.91%
Legility, LLC (11)	First lien senior secured revolving loan	L+6.00%	12/17/2024	123	(2)	(3)	(0.00)%
Legility, LLC (7)(8)	First lien senior secured term loan	L+6.00%	12/17/2025	721	708	698	0.79%
Library Associates, LLC (11)	First lien senior secured revolving loan	L+7.00%	8/13/2023	211	(4)	(4)	(0.00)%
Library Associates, LLC (7)	First lien senior secured term loan	L+7.00%	8/13/2023	1,114	1,093	1,095	1.24%
				3,124	2,734	2,707	3.07%

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

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
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded on the consolidated statements of assets and liabilities by counterparty on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the consolidated schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued
.
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three and nine months ended September 30, 2021, the Company amortized approximately $58,000 and $167,000 of financing costs, respectively, which have been included in “Interest” expense on the consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company amortized approximately $40,000 and $94,000 of financing costs, respectively, which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the three and nine months ended September 30, 2021, the Company received approximately $47,000 and $118,000 of agent fees, respectively. During the three and nine months ended September 30, 2021, approximately $48,000 and $131,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company received approximately $46,000 and $70,000 of agent fees, respectively. During the three and nine months ended September 30, 2020, approximately $23,000 and $61,000 of agent fees, respectively, have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

tax.  For the nine months ended September 30, 2021 and 2020, the Company did not accrue any U.S. federal excise tax.

The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the nine months ended September 30, 2021 and 2020, the Company did not accrue any U.S. federal tax expense.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through September 30, 2021.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and nine months ended September 30, 2021, the Company earned approximately $46,000 and $170,000, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the three and nine months ended September 30, 2020, the Company earned approximately $44,000 and $137,000, respectively, of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Investments at fair value and amortized cost consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$105,693	$105,645	$76,415	$75,805
Sponsor subordinated note	15	15	7	7
Investment in affiliated fund	4,444	5,736	3,201	3,721
Total investments	$110,152	$111,396	$79,623	$79,533

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

The industry composition of investments based on fair value as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Aerospace and defense	1.9%	2.7%
Chemicals	6.2%	8.4%
Commercial services and supplies	2.6%	7.0%
Construction and engineering	0.5%	–
Containers and packaging	5.6%	7.0%
Distributors	0.5%	1.5%
Diversified consumer services	8.9%	9.8%
Electronic equipment, instruments and components	1.3%	2.0%
Food and staples retailing	1.3%	0.9%
Food products	1.3%	1.3%
Gas utilities	1.2%	1.6%
Health care equipment and supplies	2.8%	0.8%
Health care providers and services	23.8%	24.0%
Health care technology	1.6%	1.6%
Household durables	2.5%	–
Internet and direct marketing retail	2.7%	2.5%
IT services	3.0%	3.4%
Leisure equipment and products	1.7%	–
Life sciences tools and services	1.0%	–
Machinery	1.6%	1.1%
Media	2.4%	3.4%
Metals and mining	2.1%	2.6%
Multisector holdings	5.2%	4.7%
Personal products	2.5%	3.5%
Pharmaceuticals	2.0%	–
Real estate management and development	1.5%	–
Software	3.0%	2.9%
Specialty retail	1.1%	–
Textiles, apparel and luxury goods	1.5%	2.0%
Trading companies and distributors	5.9%	5.3%
Water utilities	0.8%	–
Total	100.0%	100.0%

As of September 30, 2021, 98.8% of investments held were based in the United States and 1.2% were based in Canada. All investments held as of December 31, 2020 were based in the United States.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 4.  Fair Value of Investments
Fair Value Disclosures
The following tables present the fair value hierarchy of financial instruments as of September 30, 2021 and December 31, 2020:

	Assets at Fair Value as of September 30, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$–	$–	$105,645	$105,645
Sponsor subordinated note	–	–	15	15
Foreign currency forward contracts	–	8	–	8
Total	$–	$8	$105,660	$105,668
Investments measured at net asset value(1)				5,736
Total financial instruments, at fair value				$111,404

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

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2021 and 2020:

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2021*
(Amounts in thousands)	Balance 7/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2021
First lien senior secured debt	$92,947	$19,865	$(7,449)	$162	$35	$85	$105,645	$85
Sponsor subordinated note	8	4	-	1	-	2	15	2
Total	$92,955	$19,869	$(7,449)	$163	$35	$87	$105,660	$87

*   Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2021*
(Amounts in thousands)	Balance 1/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2021
First lien senior secured debt	$75,805	$53,933	$(25,252)	$475	$122	$562	$105,645	$562
Sponsor subordinated note	7	6	-	2	-	-	15	-
Total	$75,812	$53,939	$(25,252)	$477	$122	$562	$105,660	$562

*   Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2020*
(Amounts in thousands)	Balance 7/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2020	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2020
First lien senior secured debt	$59,010	$4,117	$(1,716)	$65	$1	$489	$61,966	$489
Sponsor subordinated note	6	-	-	-	-	1	7	1
Total	$59,016	$4,117	$(1,716)	$65	$1	$490	$61,973	$490

*   Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2020*
(Amounts in thousands)	Balance 1/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2020	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2020
First lien senior secured debt	$38,156	$34,119	$(9,550)	$200	$5	$(964)	$61,966	$(964)
Sponsor subordinated note	–	6	–	–	–	1	7	1
Total	$38,156	$34,125	$(9,550)	$200	$5	$(963)	$61,973	$(963)

*   Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Debt Not Carried at Fair Value

The fair value of the Company’s subscription facility, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximates its carrying value.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2021 and December 31, 2020.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value						Impact to Valuation
	as of	Valuation	Significant			Weighted	from an Increase
Asset Class	9/30/21	Techniques	Unobservable Inputs	Input Ranges		Average	in Input
	(Amounts in thousands)
First lien senior secured debt	$93,788	Discounted cash flow	Yield	6.5% - 11.8%		8.0%	Decrease
Sponsor subordinated note	10	Market comparable	LTM EBITDA multiple	7.0	x		Increase
	$93,798

	Fair Value						Impact to Valuation
	as of	Valuation	Significant			Weighted	from an Increase
Asset Class	12/31/2020	Techniques	Unobservable Inputs	Input Ranges		Average	in Input
	(Amounts in thousands)
First lien senior secured debt	$64,571	Discounted cash flow	Yield	6.3% - 11.4%		8.0%	Decrease
Sponsor subordinated note	7	Market comparable	LTM EBITDA multiple	7.0	x		Increase
	$64,578

The Company’s other Level 3 investments have been valued primarily using recent transactions.  The significant unobservable input used in the discounted cash flow is the yield.  The yield is used to discount the estimated future cash flows expected to be received from the underlying investment.  The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield.  The significant unobservable input used in the market comparable is the latest twelve month (“LTM”) EBITDA multiple.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5.  Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  There were no outstanding borrowings as of September 30, 2021 and  December 31, 2020.

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
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of September 30, 2021 and December 31, 2020, there were no outstanding borrowings.  In addition, the Company pays an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of September 30, 2021 and December 31, 2020, the Company is in compliance in all material respects with such covenants.
Debt obligations consisted of the following as of September 30, 2021:

	As of September 30, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$-	$10,098	$-
Total debt	$15,000	$-	$10,098	$-

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
Debt obligations consisted of the following as of December 31, 2020
	As of December 31, 2020
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$-	$13,900	$-
Total debt	$15,000	$-	$13,900	$-

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:

	Three Months	Three Months
	Ended	Ended	Nine Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$8	$27	$23	$189
Amortization of deferred financing costs	58	40	167	94
Total interest expense	$66	$67	$190	$283
Average interest rate	1.77%	2.08%	2.46%	2.88%
Average daily borrowings	$105	$217	$54	$5,553

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
For the three and nine months ended September 30, 2021, the Administrator charged approximately $0.1 and $0.3 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration agreement.  For the three and nine months ended September 30, 2020, the Administrator had the option to charge approximately $0.1 million and $0.4 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

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

As of September 30, 2021, the Company had approximately $0.7 million payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.  As of December 31, 2020, the Company had approximately $0.5 million payable to Angelo Gordon for operating costs, which is included in "Accrued expenses and other liabilities payable to affiliate" on the consolidated statement of assets and liabilities.

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three and nine months ended September 30, 2021, the Company accrued approximately $155,000 and $416,000, respectively, of base management fees payable to the Advisor.  For the three and nine months ended September 30, 2020, the Company accrued approximately $94,000 and $259,000 of base management fees payable to the advisor. As of September 30, 2021 and December 31, 2020, base management fees payable by the Company to the Advisor were approximately $155,000 and $105,000, respectively.

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

For the three and nine months ended September 30, 2021, the Company accrued approximately $214,000 and $568,000, respectively, of income incentive fees payable to the Advisor.  For the three and nine months ended September 30, 2020, the Company accrued approximately $38,000 and $114,000, respectively, of income incentive fees payable to the Advisor. As of September 30, 2021 and December 31, 2020, the Company had approximately $214,000 and $99,000, respectively, of income incentive fees payable to the Advisor.

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

which funds will proceed with the investment.  Angelo Gordon will make these determinations based on its policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations.

Investment in Affiliated Fund
Fair value as of September 30, 2021 and 2020 and transactions during the three and nine months ended September 30, 2021 and 2020 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Fund at Fair Value for the Three Months Ended September 30, 2021
(Amounts in thousands)	Fair Value as of July 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$5,131	$398	$(13)	$–	$220	$5,736	$–
Total non-controlled/affiliated investments	$5,131	$398	$(13)	$–	$220	$5,736	$–

	Investment in Affiliated Fund at Fair Value for the Nine Months Ended September 30, 2021
(Amounts in thousands)	Fair Value as of January 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$3,721	$1,259	$(16)	$–	$772	$5,736	$–
Total non-controlled/affiliated investments	$3,721	$1,259	$(16)	$–	$772	$5,736	$–

	Investment in Afilliated Fund at Fair Value for the Three Months Ended September 30, 2020
(Amounts in thousands)	Fair Value as of July 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,957	$25	$(23)	$–	$270	$2,229	$–
Total non-controlled/affiliated investments	$1,957	$25	$(23)	$–	$270	$2,229	$–

	Investment in Affiliated Fund at Fair Value for the Nine Months Ended September 30, 2020
(Amounts in thousands)	Fair Value as of January 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,641	$690	$(82)	$–	$(20)	$2,229	$–
Total non-controlled/affiliated investments	$1,641	$690	$(82)	$–	$(20)	$2,229	$–

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

For the three and nine months ended September 30, 2021, the Company’s average USD notional exposure to foreign currency forward contracts was approximately $1,212,000 and $1,392,000, respectively.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2021.

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	$23	$15	$8	$-	$8

(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

The effect of transactions in derivative instruments on the consolidated statements of operations during the three and nine months ended September 30, 2021 was as follows:
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net change in unrealized gain (loss) on foreign currency forward contracts	$4	$8
Realized (loss) on foreign currency forward contracts	12	(47)
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

As of September 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
Abrasive Technology Intermediate, LLC	173	-
Advanced Lighting Acquisition, LLC	324	162
AFC Industries, Inc.	250	-
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	534	-
ALM Media, LLC	873	971
Altamira Material Solutions, LP	32	-
AM Buyer, LLC	111	108
Anne Arundel Dermatology Management, LLC	354	780
Apex Dental Partners, LLC	236	600
Aptitude Health Holdings, LLC	240	-
Aquatic Sales Solutions, LLC	38	135
ASP Global Acquisition, LLC	534	534
Banner Buyer, LLC	813	1,343
BBG Intermediate Holdings, Inc.	165	686
Beacon Oral Specialists Management LLC	311	-
Behavior Frontiers, LLC	19	-
BRTS Holdings, LLC	-	341
Bio Agri Mix Holdings Inc.	89	-
Brightview, LLC	427	-
Canadian Orthodontic Partners Corp.	380	-
Community Care Partners, LLC	263	-
Copperweld Group, Inc.	228	400
Cosmetic Solutions, LLC	710	710
Data Source Intermediate Holdings, LLC	123	-
DealerOn Inc.	314	314
Diamondback Buyer, LLC	68	-
Domino Equipment Company, LLC	79	-
Edko Acquisition, LLC	38	-
EH Management Company, LLC	38	-
Empire Equipment Company, LLC	1,379	1,254
EMSAR Acquisition LLC	567	-
Engelman Baking Co., LLC	157	157
E-Phoenix Acquisition Co. Inc.	75	-
Formulated Buyer, LLC	488	-
G2O Technologies, LLC	207	207
Geriatric Medical and Surgical Supply, LLC	300	270
Groundworks Operations, LLC	867	739
Guardian Dentistry Practice Management, LLC	218	-
Hydromax USA, LLC	205	330
Icelandirect, LLC	33	-
Industrial Dynamics Company, Ltd.	141	141
Innovative FlexPak, LLC	408	627

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	September 30, 2021	December 31, 2020
First lien senior secured debt (continued)	(Amounts in thousands)	(Amounts in thousands)
ISSA, LLC	$131	$-
Jansy Packaging, LLC	706	676
Kalkomey Enterprises, LLC	77	77
Lakeshirts LLC	663	703
Legility, LLC	123	123
Leonard Group, Inc.	197	-
Library Associates, LLC	127	211
MacNeill Pride Group Corp.	218	-
Mad Rose Company, LLC	104	-
Mattco Forge, Inc.	506	506
Millennia Patient Services, LLC	401	-
Montway LLC	825	825
Motis Brands, Inc.	115	-
MRC Keeler Acquisition, LLC	300	300
Nimlok Company, LLC	320	11
NSG Buyer, Inc.	294	294
NutriScience Innovations, LLC	131	-
Peak Dental Services, LLC	337	636
Peak Investment Holdings, LLC	908	809
Perimeter Brands Intermediate Holdco LLC	-	210
PPW Acquisition, LLC	38	-
Reliable Medical Supply LLC	206	138
Revival Animal Health, LLC	131	-
Revolution Plastics Buyer, LLC	188	492
RQM Buyer, Inc.	219	-
RTP Acquisition, LLC	38	-
SAMGI Buyer, Inc.	138	138
SCA Buyer, LLC	459	-
SCP ENT and Allergy Services, LLC	1,287	1,287
SCP Eye Care Services, LLC	-	469
Shearer Supply, LLC	113	-
ShiftKey, LLC	94	-
Silver Falls MSO, LLC	117	178
SimiTree Acquisition LLC	1,065	-
Southeast Primary Care Partners, LLC	525	525
Southern Orthodontic Partners Management, LLC	281	-
Spear Education, LLC	888	474
Spectrum Solutions, LLC	267	-
Starwest Botanicals Acquisition, LLC	174	-
Storm Smart Buyer LLC	131	-
Teel Plastics, LLC	324	324
Trademark Global, LLC	110	-
Triad Technologies, LLC	314	282
United Land Services Opco Parent, LLC	1,022	-
Vanguard Packaging, LLC	356	535
Varsity DuvaSawko Operating Corp.	474	474
Vital Care Buyer, LLC	580	580
Total unfunded portfolio company commitments	$29,278	$22,533

(1) Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

As of September 30, 2021 and December 31, 2020, approximately $188,000 and $181,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
Investor Commitments
As of September 30, 2021 and December 31, 2020, the Company had $216.0 million in total capital commitments from investors ($91.8 million and $126.4 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of September 30, 2021, management was not aware of any material pending or threatened litigation.
Note 9.  Net Assets
Subscriptions and Drawdowns
As of September 30, 2021, the Company had 6,199,809 shares issued and outstanding with a par value of $0.001 per share.
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
During the nine months ended September 30, 2021 and 2020, the Advisor delivered the following capital call notices to investors:

Nine Months Ended September 30, 2021
		Number of	Aggregate Offering
Common Share		Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	16.20
August 30, 2021	September 15, 2021	375,316	7.56
Total		1,717,809	$34.56

Nine Months Ended September 30, 2020
		Number of	Aggregate Offering
Common Share		Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	8.64
Total		1,242,000	$24.84

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

Dividends
The following table reflects dividend declared on shares of the Company’s common stock during the nine months ended September 30, 2021 and 2020:

For the Nine Months Ended September 30, 2021
Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
July 22, 2021	July 26, 2021	July 30, 2021	$0.20

For the Nine Months Ended September 30, 2020
Date Declared	Record Date	Payment Date	Dividend per Share
July 16, 2020	July 27, 2020	July 31, 2020	$0.20

Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Amounts in thousands, except share and per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net increase (decrease) in net assets resulting from operations	$1,518	$1,351	$4,520	$328
Weighted average shares of common stock	5,754,844	3,402,000	5,092,922	2,907,131
outstanding - basic and diluted
Earnings (loss) per common share - basic and diluted	$0.26	$0.40	$0.89	$0.11

Note 11. Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were no permanent differences for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, permanent differences were approximately $73,000 and $409,000, respectively, consisting of nondeductible offering costs.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding during the nine months ended September 30, 2021 and 2020:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Amounts in thousands, except share and per share amounts)	2021	2020
Per share data:
Net asset value, beginning of period	$19.75	$19.77
Net investment income (loss)(1)	0.61	0.45
Net realized and unrealized gain (loss) on investment transactions(1)	0.28	(0.34)
Total from operations	0.89	0.11
Impact of issuance of common stock	(0.01)	0.07
Dividends declared from earnings	(0.40)	(0.20)
Total increase (decrease) in net assets	0.48	(0.02)
Net asset value, end of period	$20.23	$19.75
Shares outstanding, end of period	6,199,809	3,402,000
Total return(2)	4.4%	0.9%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	2.6%	4.8%
Ratio of net expenses to average net assets(3)(4)(6)	2.6%	4.1%
Ratio of net investment income (loss) to average net assets(3)(4)	3.1%	2.4%
Net assets, end of period	$125,412	$67,189
Weighted average shares outstanding	5,092,922	2,907,131
Total capital commitments, end of period	$216,000	$216,000
Ratio of total contributed capital to total committed capital, end of period	57.5%	31.5%
Portfolio turnover rate(7)	26.5%	18.5%
Asset coverage ratio(8)	N/A	6,818.9%

(1)	The per share data was derived using the weighted average shares outstanding during the period.
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
(5)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator
(6)	Ratio of netexpenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator
(7)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. The ratio is not applicable as of September 30, 2021 as there was no debt outstanding at the end of the period.

Note 13.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements.  There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.
On October 13, 2021, the Advisor issued a capital call notice to investors relating to the sale of 805,806 shares of the Company’s common stock for an aggregate offering price of $16.2 million. The sale closed on October 27, 2021.
On October 15, 2021, the Board declared a dividend of $0.20 per share on the Company’s common stock, which was paid on October 29, 2021 to stockholders of record at the close of business on October 18, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this quarterly report on Form 10-Q, or this "report," we refer to AG Twin Brook BDC, Inc and it’s consolidated subsidiaries. as "we," "us," the "Company," or "our," unless we specifically state otherwise or the context indicates otherwise. We refer to our investment adviser, AG Twin Brook Manager, LLC, as our "Advisor," and we refer to the direct parent company of our Advisor, Angelo, Gordon & Co., L.P., as "Angelo Gordon." Angelo Gordon serves as the Company’s Administrator and may also be referred to herein as “Administrator”.

Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the U.S. Department of the Treasury and the Federal Reserve, and the potential effects of actual and proposed legislation on us, our views on certain macroeconomic trends, and the impact of COVID-19. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 10-K”). Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of AG Twin Brook BDC, Inc. This MD&A is provided as a supplement to, and should be read in conjunction with our 2020 10-K, our consolidated financial statements and the accompanying notes to consolidated financial statements (Part I, Item 1 of this report).

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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.  Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of September 30, 2021, we had $216 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2021, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of September 30, 2021.

From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.

Leverage
We have obtained a subscription facility to meet our capital needs.  We may borrow money from time to time within the levels permitted by the 1940 Act. Currently, we do not intend to utilize leverage outside of the subscription facility.

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

During the nine months ended September 30, 2021, we continued to experience an increase in our net assets resulting from operations due to an increase in investment income and unrealized gains from a recovery in investment valuations, after experiencing unrealized losses across the fair value of our investments resulting from the COVID-19 pandemic during the first nine months of 2020.

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

Portfolio and Investment Activity
As of September 30, 2021, based on fair value, our portfolio consisted of 94.84% first lien senior secured debt investments, 0.01% sponsor subordinated note investments, and a 5.15% investment in an affiliated fund.

As of September 30, 2021, we had investments in eighty-eight portfolio companies with an aggregate fair value of $111.4 million.  As of December 31, 2020, we had investments in fifty-one portfolio companies with an aggregate fair value of $79.5 million.

Our investment activity for the three months ended September 30, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Amounts in thousands)	2021	2020
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$19,499	$5,038
Sponsor subordinated note	5	-
Investment in affiliated fund	138	25
Total principal amount of investments committed	$19,642	$5,063
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(6,532)	$(331)
Investment in affiliated fund	1	(23)
Total principal amount of investments sold or repaid	$(6,531)	$(354)
New debt investments(1):
New commitments	$17,550	$3,637
Number of new commitments in new portfolio companies(2)	14	2
Average new commitment amount	$1,254	$1,819
Weighted average term for new commitments (in years)	4.8	4.3
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	0.0%	0.0%

(1) Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2) Number of new debt investment commitments represent commitments to a particular portfolio company.

As of September 30, 2021 and December 31, 2020, our investments consisted of the following:

	September 30, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$105,693	$105,645	$76,415	$75,805
Sponsor subordinated note	15	15	7	7
Investment in affiliated fund	4,444	5,736	3,201	3,721
Total investments	$110,152	$111,396	$79,623	$79,533

The table below describes investments by industry composition based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Aerospace and defense	1.9%	2.7%
Chemicals	6.2%	8.4%
Commercial services and supplies	2.6%	7.0%
Construction and engineering	0.5%	–
Containers and packaging	5.6%	7.0%
Distributors	0.5%	1.5%
Diversified consumer services	8.9%	9.8%
Electronic equipment, instruments and components	1.3%	2.0%
Food and staples retailing	1.3%	0.9%
Food products	1.3%	1.3%
Gas utilities	1.2%	1.6%
Health care equipment and supplies	2.8%	0.8%
Health care providers and services	23.8%	24.0%
Health care technology	1.6%	1.6%
Household durables	2.5%	–
Internet and direct marketing retail	2.7%	2.5%
IT services	3.0%	3.4%
Leisure equipment and products	1.7%	–
Life sciences tools and services	1.0%	–
Machinery	1.6%	1.1%
Media	2.4%	3.4%
Metals and mining	2.1%	2.6%
Multisector holdings	5.2%	4.7%
Personal products	2.5%	3.5%
Pharmaceuticals	2.0%	–
Real estate management and development	1.5%	–
Software	3.0%	2.9%
Specialty retail	1.1%	–
Textiles, apparel and luxury goods	1.5%	2.0%
Trading companies and distributors	5.9%	5.3%
Water utilities	0.8%	–
Total	100.0%	100.0%

As of September 30, 2021, 98.8% of investments held were based in the United States and 1.2% were based in Canada. Investments held as of December 31, 2020 were based solely in the United States.

The weighted average yields and interest rates of our funded debt investments as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted average total yield of funded debt investments at cost	7.9%	7.7%
Weighted average total yield of funded debt investments at fair value	7.9%	7.9%
Weighted average interest rate of funded debt investments (1)	6.9%	7.0%
Weighted average spread over LIBOR/CDOR of all floating rate funded debt investments	5.9%	5.9%

(1) Calculated using actual interest rates in effect as of September 30, 2021 and December 31, 2020 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
		Percentage of		Percentage of
	Investments	Total	Investments	Total
Investment Rating	at Fair Value	Debt Investments	at Fair Value	Debt Investments
(Amounts in thousands)
A	$–	–	$–	–
B	97,172	92.0%	68,960	91.0%
C	8,473	8.0%	6,845	9.0%
D	–	–	–	–
E	–	–	–	–
F	–	–	–	–
Total	$105,645	100.0%	$75,805	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$105,693	100.0%	$76,415	100.0%
Non-accrual	-	-	-	-
Total	$105,693	100.0%	$76,415	100.0%

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

Results of Operations
The following table represents the operating results for the nine months ended September 30, 2021 and 2020:

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total investment income	$2,107	$1,268	$5,725	$3,597
Less: expenses	(942)	(678)	(2,624)	(2,291)
Net investment income (loss)	1,165	590	3,101	1,306
Net change in unrealized gain (loss)	311	760	1,342	(983)
Net realized gain (loss)	42	1	77	5
Net increase (decrease) in net assets resulting from operations	$1,518	$1,351	$4,520	$328

Investment Income
Investment income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income	$2,013	$1,201	$5,424	$3,399
Other income	94	67	301	198
Total investment income	$2,107	$1,268	$5,725	$3,597

Total investment income increased to $2.1 million for the three months ended September 30, 2021 from $1.3 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. Total investment income increased to $5.7 million for the nine months ended September 30, 2021 from $3.6 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $111.4 million at September 30, 2021 from $64.2 million at September 30, 2020.

Expenses
Expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income incentive fees	$214	$38	$568	$114
Management fees	155	94	416	259
Accounting fees	107	98	317	323
Insurance fees	90	125	312	368
Professional fees	143	103	309	274
Administrative fees	97	85	267	358
Interest	66	67	190	283
Directors' fees	45	45	135	135
Other	25	35	110	126
Offering costs	-	73	-	409
Total gross expenses	$942	$763	$2,624	$2,649
Less waivers:
Administrative fees waived	-	(85)	-	(358)
Total net expenses	$942	$678	$2,624	$2,291

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

For the three and nine months ended September 30, 2021, the Administrator charged approximately $0.1 and $0.3 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.  For the three and nine months ended September 30, 2020, the Administrator had the option to charge approximately $0.1 million and $0.4 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, all of which were waived and borne by the Administrator for those periods.

Total net expenses increased to approximately $0.9 million from 0.7 million, for the three months ended September 30, 2021 and 2020, respectively, primarily due to increases in income incentive fees and management fees, and partially offset by decreases in offering costs. These increases in fees were largely driven by our deployment of capital and increased balance of our investments.

Total net expenses remained relatively consistent at approximately $2.6 million and 2.3 million, respectively, for the nine months ended September 30, 2021 and 2020, primarily due to increases in income incentive fees and management fees, and partially offset by decreases in offering costs and interest expense. These increases in fees were largely driven by our deployment of capital and increased balance of our investments.

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

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the nine months ended September 30, 2021 and 2020, we did not accrue any U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the nine months ended September 30, 2021 and 2020, we did not accrue any U.S. federal tax expense.

Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three and nine months ended September 30, 2021 and 2020, net unrealized gains (losses) on our investment transactions were as follows:

	Three Months	Three Months
	Ended	Ended	Nine Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net change in unrealized gain (loss) on investments	$307	$760	$1,334	$(983)
Net change in unrealized gain (loss) on foreign currency forward contracts	4	-	8	-
Net change in unrealized gain (loss) on investment transactions	$311	$760	$1,342	$(983)

For the three and nine months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. The primary drivers of our portfolio's unrealized gains from debt investments were improved market conditions and credit spreads tightening during the nine months ended September 30, 2021. The unrealized gains were also driven by improved performance of equity investments held by Twin Brook Equity Holdings, LLC, that increased our net asset value in the affiliated fund during the nine months ended September 30, 2021.

For the nine months ended September 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to December 31, 2019.  A majority of the decrease occurred particularly during the three months ended March 31, 2020, and fair value increased recovered slightly from then by September 30, 2020.  The primary drivers of our portfolio's unrealized losses were increased market volatility and credit spreads widening during the nine months ended September 30, 2020.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies and foreign currency transactions during the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gain (loss) on investments	$35	$1	$122	$5
Net realized gain (loss) on foreign currency transactions	7	–	(45)	–
Net realized gain (loss) on investment transactions	$42	$1	$77	$5

The increase in realized gains during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was due to increased paydown activity given the increased size of our portfolio.

Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, and our subscription facility. The primary uses of our cash are (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying our Advisor and Administrator), (3) debt service of any borrowings and (4) cash distributions to the holders of our stock.

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. There were no outstanding borrowings as of September 30, 2021 and December 31, 2020. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of September 30, 2021, taken together with our uncalled capital commitments of $91.8 million and available debt capacity of $10.1 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of September 30, 2021, we had $14.6 million in cash.  During the nine months ended September 30, 2021, we used $27.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $55.7 million, partially offset by sales and paydowns of portfolio investments of $25.7 million, and other operating activities of $3.0 million.  Cash provided by financing activities was $31.2 million during the period, which was primarily the result of proceeds from the issuance of shares of $34.6 million, partially offset by dividend payments of $3.3 million.

As of September 30, 2020, we had $3.9 million in cash. During the nine months ended September 30, 2020, we used $23.7 million in cash for operating activities, primarily as a result of funding portfolio investments of $34.8 million, partially offset by sales of portfolio investments of $9.6 million, and other operating activities of $1.5 million. Cash provided by financing activities was $18.5 million during the period, which was primarily the result of proceeds from the issuance of shares of $24.8 million, partially offset by net payments on our subscription facility of $5.5 million, dividend payments of $0.7 million, and payments for deferred financing and offering costs of $0.1 million.

Equity
Subscriptions and Drawdowns
As of September 30, 2021, we had 6,199,809 shares issued and outstanding with a par value of $0.001 per share. On October 13, 2021, we issued a capital call notice to investors relating to the sale of 805,806 shares of the common stock for an aggregate offering price of $16.2 million. The sale closed on October 27, 2021.

We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investors.

During the nine months ended September 30, 2021 and 2020, our Advisor delivered the following capital call notices to investors:

Nine Months Ended September 30, 2021
		Number of	Aggregate Offering
Common Share		Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	16.20
August 30, 2021	September 15, 2021	375,316	7.56
Total		1,717,809	$34.56

Nine Months Ended September 30, 2020
		Number of	Aggregate Offering
Common Share		Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	8.64
Total		1,242,000	$24.84

Dividends
The following table reflects dividend declared on shares of the Company’s common stock during the nine months ended September 30, 2021 and 2020:

For the Nine Months Ended September 30, 2021
Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
July 22, 2021	July 26, 2021	July 30, 2021	$0.20

For the Nine Months Ended September 30, 2020
Date Declared	Record Date	Payment Date	Dividend per Share
July 16, 2020	July 27, 2020	July 31, 2020	$0.20

Debt
Subscription Facility
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations. There were no outstanding borrowings as of September 30, 2021 and December 31, 2020.

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

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan . As of September 30, 2021 and December 31, 2020, there were no outstanding borrowings.  In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of September 30, 2021, we are in compliance with such covenants.
Debt obligations consisted of the following as of September 30, 2021 and December 31, 2020:
	As of September 30, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$–	$10,098	$–
Total debt	$15,000	$–	$10,098	$–

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
	As of December 31, 2020
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$–	$13,900	$–
Total debt	$15,000	$–	$13,900	$–

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
For the three and nine months ended September 30, 2021 and 2020, the components of interest expense were as follows:
	Three Months	Three Months
	Ended	Ended	Nine Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest expense	$8	$27	$24	$189
Amortization of deferred financing costs	58	40	166	94
Total interest expense	$66	$67	$190	$283
Average interest rate	1.77%	2.08%	2.46%	2.88%
Average daily borrowings	$105	$217	$54	$5,553

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

As of September 30, 2021 and December 31, 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
Abrasive Technology Intermediate, LLC	173	-
Advanced Lighting Acquisition, LLC	324	162
AFC Industries, Inc.	250	-
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	534	-
ALM Media, LLC	873	971
Altamira Material Solutions, LP	32	-
AM Buyer, LLC	111	108
Anne Arundel Dermatology Management, LLC	354	780
Apex Dental Partners, LLC	236	600
Aptitude Health Holdings, LLC	240	-
Aquatic Sales Solutions, LLC	38	135
ASP Global Acquisition, LLC	534	534
Banner Buyer, LLC	813	1,343
BBG Intermediate Holdings, Inc.	165	686
Beacon Oral Specialists Management LLC	311	-
Behavior Frontiers, LLC	19	-
BRTS Holdings, LLC	-	341
Bio Agri Mix Holdings Inc.	89	-
Brightview, LLC	427	-
Canadian Orthodontic Partners Corp.	380	-
Community Care Partners, LLC	263	-
Copperweld Group, Inc.	228	400
Cosmetic Solutions, LLC	710	710
Data Source Intermediate Holdings, LLC	123	-
DealerOn Inc.	314	314
Diamondback Buyer, LLC	68	-
Domino Equipment Company, LLC	79	-
Edko Acquisition, LLC	38	-
EH Management Company, LLC	38	-
Empire Equipment Company, LLC	1,379	1,254
EMSAR Acquisition LLC	567	-
Engelman Baking Co., LLC	157	157
E-Phoenix Acquisition Co. Inc.	75	-

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) – Continued

Portfolio Company	September 30, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
Formulated Buyer, LLC	$488	$-
G2O Technologies, LLC	207	207
Geriatric Medical and Surgical Supply, LLC	300	270
Groundworks Operations, LLC	867	739
Guardian Dentistry Practice Management, LLC	218	-
Hydromax USA, LLC	205	330
Icelandirect, LLC	33	-
Industrial Dynamics Company, Ltd.	141	141
Innovative FlexPak, LLC	408	627
ISSA, LLC	131	-
Jansy Packaging, LLC	706	676
Kalkomey Enterprises, LLC	77	77
Lakeshirts LLC	663	703
Legility, LLC	123	123
Leonard Group, Inc.	197	-
Library Associates, LLC	127	211
MacNeill Pride Group Corp.	218	-
Mad Rose Company, LLC	104	-
Mattco Forge, Inc.	506	506
Millennia Patient Services, LLC	401	-
Montway LLC	825	825
Motis Brands, Inc.	115	-
MRC Keeler Acquisition, LLC	300	300
Nimlok Company, LLC	320	11
NSG Buyer, Inc.	294	294
NutriScience Innovations, LLC	131	-
Peak Dental Services, LLC	337	636
Peak Investment Holdings, LLC	908	809
Perimeter Brands Intermediate Holdco LLC	-	210
PPW Acquisition, LLC	38	-
Reliable Medical Supply LLC	206	138
Revival Animal Health, LLC	131	-
Revolution Plastics Buyer, LLC	188	492
RQM Buyer, Inc.	219	-
RTP Acquisition, LLC	38	-
SAMGI Buyer, Inc.	138	138
SCA Buyer, LLC	459	-
SCP ENT and Allergy Services, LLC	1,287	1,287
SCP Eye Care Services, LLC	-	469
Shearer Supply, LLC	113	-
ShiftKey, LLC	94	-
Silver Falls MSO, LLC	117	178
SimiTree Acquisition LLC	1,065	-
Southeast Primary Care Partners, LLC	525	525
Southern Orthodontic Partners Management, LLC	281	-
Spear Education, LLC	888	474
Spectrum Solutions, LLC	267	-

Portfolio Company	September 30, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)

Starwest Botanicals Acquisition, LLC	$174	$-
Storm Smart Buyer LLC	131	-
Teel Plastics, LLC	324	324
Trademark Global, LLC	110	-
Triad Technologies, LLC	314	282
United Land Services Opco Parent, LLC	1,022	-
Vanguard Packaging, LLC	356	535
Varsity DuvaSawko Operating Corp.	474	474
Vital Care Buyer, LLC	580	580
Total unfunded portfolio company commitments	$29,278	$22,533

(1) Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

As of September 30, 2021 and December 31, 2020, approximately $188,000 and $181,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.

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

Investor Commitments
As of September 30, 2021 and December 31, 2020, the Company had $216.0 million in total capital commitments from investors ($91.8 million and $126.4 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Contractual Obligations
We have no contractual payment obligations under our subscription facility as there were no borrowings outstanding as of September 30, 2021.
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
As of September 30, 2021, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$1.2	$-	$1.2
Up 100 basis points	$0.2	$-	$0.2
Down 100 basis points	$-	$-	$-
Down 200 basis points	$-	$-	$-

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

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2021, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 10, 2021, the Company's Board of Directors appointed Jenny B. Neslin as the Company's General Counsel and Secretary, effective as of November 15, 2021. Ms. Neslin is a Managing Director at Angelo Gordon, and also serves as General Counsel and Secretary of AG Mortgage Investment Trust, Inc. (NYSE: MITT), positions she has held since April 2021.

To facilitate Ms. Neslin's appointment, on November 10, 2021, Christopher D. Moore resigned from his position as the Company's Interim General Counsel and Secretary, effective as of November 15, 2021. This resignation was not the result of any dispute or disagreement between Mr. Moore and the Company. Mr. Moore will continue to serve as the General Counsel and Secretary of Angelo Gordon.

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

AG TWIN BROOK BDC, INC.

November 12, 2021	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

November12, 2021	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)