Form 10-K
period 2021-12-31
AG Twin Brook BDC, Inc.
filed 2022-03-10
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of March 10, 2022, the registrant had 9,141,176 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes estimates, projections, and statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may appear throughout this report, including the following sections: “Risk Factors” (Part I, Item 1A of this Annual Report) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Annual Report). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Annual Report). Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Summary of Risk Factors
Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are summarized below. Please refer to Item 1A for a more detailed description of each risk.
•	We operate in a highly competitive market for investment opportunities.
•	There is a limited availability of suitable investment opportunities.
•	Our ability to achieve our investment objective depends on the Advisor’s ability to identify, invest in and monitor companies that meet our investment criteria.
•	We may need additional capital to fund new investments and grow our portfolio of investments.
•	Shareholders may experience dilution.
•	We are limited in our ability to enter into transactions with affiliates.
•	We are an “emerging growth company” as defined in the JOBS Act.
•	General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital.
•
Changes in the method pursuant to which LIBOR is determined, or a discontinuation of LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

•	Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.
•	We may experience fluctuations in our Net Asset Value.
•
We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.

•	Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest.
•	Our executive officers and directors, our Advisor, Angelo Gordon and their affiliates, officers, directors and employees may face certain conflicts of interest.
•
The Company will invest in the debt obligations or securities of middle market and/or less well-established companies. While middle market companies may have potential for rapid growth, they often involve higher risks than larger companies.

•	The Company’s performance and returns may be affected by the default or perceived credit impairment of investments made by the Company and by general or sector specific credit spread widening.
•	Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor.
•	The Company will make investments that are potentially illiquid.
•	We are subject to the risks involved with originating and purchasing loans.
•	Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.

•	Our business may be adversely affected if we fail to maintain our qualification as a RIC.
•	The outbreak of COVID-19 has caused, and for an unknown period of time, will continue to cause, disruptions in global debt and equity markets and economies in regions in which we operate.

•	We currently are operating in a period of capital markets disruption, significant volatility and economic uncertainty.

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
We are managed by AG Twin Brook Manager, LLC (the “Advisor”), a wholly owned subsidiary of Angelo, Gordon & Co., L.P. (“Angelo Gordon”).  The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  Angelo Gordon (the “Administrator”) provides the administrative services necessary for our operations.  Company management consists of investment and administrative professionals from our Advisor and Administrator along with the Company's Board of Directors (the “Board”).  Our Advisor directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of our investment assets to our Advisor. The Board consists of five directors, three of whom are independent.

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
The Investment Team
The Angelo Gordon Chicago-based direct lending investment team (the “Investment Team”) provided to our Advisor pursuant to the Resource Sharing Agreement is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2021, the Investment Team was comprised of over fifty-five investment professionals, all of whom dedicate a substantial portion of their time to supporting lending to U.S. middle market companies. In addition, the team has ten dedicated operations professionals, two of whom have over a decade of experience. The team also has a dedicated Chief Financial Officer and dedicated accounting, finance and treasury professionals (in both Chicago and New York). These individuals may have additional responsibilities other than those relating to us, but generally allocate the vast majority of their time in support of our business and our investment objective as a whole. In addition, the Advisor believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
Given this very rigorous underwriting process, only a small percentage of the transactions that are screened are expected to be approved and closed. From the build out of the initial Investment Team from October 2014 through December 2021, the team had screened over 8,500 deals from over 750 private equity sponsors and closed on 308 transactions.  This represents less than 4% of total deals screened; the Investment Team anticipates remaining highly selective in terms of transactions going forward.
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
As of December 31, 2021 and 2020, we had investments in one hundred twenty-one and fifty-one portfolio companies, respectively, with an aggregate fair value of $159.1 million and $79.5 million, respectively.  As of December 31, 2021 and 2020, our investments consisted of the following:
	December 31, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$151,054	$151,105	$76,415	$75,805
Sponsor subordinated note	16	16	7	7
Investment in affiliated fund	6,210	7,986	3,201	3,721
Total investments	$157,280	$159,107	$79,623	$79,533
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
About Angelo Gordon
Angelo Gordon was founded in 1988 and had approximately $51 billion in assets under management as of December 31, 2021. Angelo Gordon is a privately held firm specializing in global alternative (non-traditional) investments with a total return orientation. The firm manages capital across four primary strategies: (i) real estate, (ii) corporate credit, (iii) direct lending and (iv) securitized products. Funds are managed in single-strategy vehicles or multi-strategy vehicles. The firm believes that a great deal of synergy exists among the investment teams, and their ability to work together has proven to be a key element in the firm’s success. In each discipline, the firm seeks to generate total returns, in all market environments and with less volatility than the overall markets, by exploiting market inefficiencies and capitalizing on situations that are not in the mainstream of investment opportunities. Angelo Gordon is an SEC registered investment adviser.

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
The Board of Directors
Our business and affairs are managed under the direction of our Board. Our Board consists of five members, three of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our “Independent Directors.” The Independent Directors compose a majority of our Board. Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.
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
We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of December 31, 2021.
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
A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the overall value of an investment in us. The Federal Reserve Board has recently indicated that it may raise the federal funds rate in the near future.
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

The United Kingdom's Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will not compel panel banks to contribute to LIBOR after 2021. On December 31, 2021, GBP, CHF, EUR and JPY LIBOR, as well as the 1-week and 2-month tenors of USD LIBOR were discontinued. The FCA announced that the remaining tenors of USD LIBOR (overnight, 1-month, 3-month, 6-month and 12-month) are set to cease on June 30, 2023. Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by

U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. To accelerate the transition away from LIBOR, the Federal Reserve Board, Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency issued joint supervisory guidance to cease entering into new contracts referencing USD LIBOR after December 31, 2021 (note there are limited exceptions related to derivative product use). The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, we may need to renegotiate the credit agreements extending beyond applicable discontinuation dates with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, we may need to renegotiate certain terms of our credit facilities. If we are unable to do so, amounts drawn under our credit facilities may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.
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
Legislative or Regulatory Tax Changes Could Adversely Affect Investors

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has announced a number of tax law proposals, including American Families Plan and Made in America Tax Plan, which include increases in the corporate and individual tax rates, and impose a minimum tax on book income and profits of certain multinational corporations. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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
Potential Impact of Inflation
Certain of our portfolio companies may be impacted by inflation. During the second half of 2021, the United States economy began to experience inflation in consumer prices at their highest levels in the last 40 years. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Potential Impact of Global Climate Change.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could adversely impact our portfolio companies and, more generally, disrupt the operation of supply chains, increase production costs and impose capacity restraints globally.  These events could also compound adverse economic conditions and impact consumer confidence and governmental budgets. As a result, the effects of climate change could have a long-term adverse impact on our portfolio companies and the results of our operations.

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
Holders
As of March 10, 2022, we had four stockholders of record.

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

Item 6. [Reserved]

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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.  Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of December 31, 2021, we had $216 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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

Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2021, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of December 31, 2021.

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

During the year ended December 31, 2021, we continued to experience an increase in our net assets resulting from operations due to an increase in investment income and unrealized gains from a recovery in investment valuations, after experiencing unrealized losses across the fair value of our investments resulting from the COVID-19 pandemic during the year ended 2020.

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

Portfolio and Investment Activity
As of December 31, 2021, based on fair value, our portfolio consisted of 94.97% first lien senior secured debt investments, 0.01% sponsor subordinated note investments, and a 5.02% investment in an affiliated fund. As of December 31, 2020, based on fair value, our portfolio consisted of 95.31% first lien senior secured debt investments, a 0.01% sponsor subordinated note investment, and a 4.68% investment in an affiliated fund.

As of December 31, 2021, we had investments in one hundred twenty-one portfolio companies with an aggregate fair value of $159.1 million. As of December 31, 2020, we had investments in fifty-one portfolio companies with an aggregate fair value of $79.5 million.

Our investment activity for the years ended December 31, 2021 and 2020 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended	Year Ended
	December 31,	December 31,
(Amounts in thousands)	2021	2020
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$135,042	$52,638
Sponsor subordinated note	9	7
Investment in affiliated fund	3,090	1,697
Total principal amount of investments committed	$138,141	$54,342
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(51,956)	$(5,292)
Investment in affiliated fund	(81)	(137)
Total principal amount of investments sold or repaid	$(52,037)	$(5,429)
New debt investments(1):
New commitments	$125,788	$50,225
Number of new commitments in new portfolio companies(2)	78	30
Average new commitment amount	$1,613	$1,674
Weighted average term for new commitments (in years)	5.0	5.2
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	0.0%	0.0%

(1) Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2) Number of new debt investment commitments represent commitments to a particular portfolio company.

As of December 31, 2021 and 2020, our investments consisted of the following:

	December 31, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$151,054	$151,105	$76,415	$75,805
Sponsor subordinated note	16	16	7	7
Investment in affiliated fund	6,210	7,986	3,201	3,721
Total investments	$157,280	$159,107	$79,623	$79,533

The table below describes investments by industry composition based on fair value as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Aerospace and defense	1.3%	2.7%
Auto components	1.4%	1.5%
Chemicals	4.6%	8.4%
Commercial services and supplies	3.7%	7.0%
Construction and engineering	1.6%	–
Containers and packaging	3.9%	7.0%
Distributors	0.3%	–
Diversified consumer services	8.9%	9.8%
Electrical equipment	0.8%	–
Electronic equipment, instruments and components	1.4%	2.0%
Food and staples retailing	2.3%	0.9%
Food products	0.9%	1.3%
Gas utilities	0.9%	1.6%
Health care equipment and supplies	2.0%	0.8%
Health care providers and services	24.8%	24.0%
Health care technology	1.1%	1.6%
Household durables	1.8%	–
Internet and direct marketing retail	2.6%	2.5%
IT services	3.8%	3.4%
Leisure equipment and products	1.9%	–
Leisure products	0.5%	–
Life sciences tools and services	0.7%	–
Machinery	2.2%	1.1%
Media	3.7%	3.4%
Metals and mining	1.5%	2.6%
Multisector holdings	5.0%	4.7%
Personal products	1.7%	3.5%
Pharmaceuticals	2.1%	–
Professional services	0.5%	–
Real estate management and development	1.0%	–
Semiconductors and semiconductor equipment	0.5%	–
Software	2.1%	2.9%
Specialty retail	2.5%	–
Textiles, apparel and luxury goods	1.2%	2.0%
Trading companies and distributors	4.3%	5.3%
Water utilities	0.5%	–
Total	100.0%	100.0%

As of December 31, 2021, 99.0% of investments held were based in the United States and 1.0% were based in Canada. Investments held as of December 31, 2020 were based solely in the United States.

The weighted average yields and interest rates of our funded debt investments as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted average total yield of funded debt investments at cost	8.2%	7.7%
Weighted average total yield of funded debt investments at fair value	8.1%	7.9%
Weighted average interest rate of funded debt investments (1)	6.9%	7.0%
Weighted average spread over LIBOR/CDOR of all floating rate funded debt investments	5.9%	5.9%

(1) Calculated using actual interest rates in effect as of December 31, 2021 and 2020 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
		Percentage of		Percentage of
	Investments	Total	Investments	Total
Investment Rating	at Fair Value	Debt Investments	at Fair Value	Debt Investments
(Amounts in thousands)
A	$–	–	$–	–
B	141,945	93.9%	68,960	91.0%
C	9,160	6.1%	6,845	9.0%
D	–	–	–	–
E	–	–	–	–
F	–	–	–	–
Total	$151,105	100.0%	$75,805	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$151,054	100.0%	$76,415	100.0%
Non-accrual	-	-	-	-
Total	$151,054	100.0%	$76,415	100.0%

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

Results of Operations
The following table represents the operating results for the years ended December 31, 2021 and 2020:

	Year Ended	Year Ended
(Amounts in thousands)	December 31, 2021	December 31, 2020
Total investment income	$8,588	$5,093
Less: expenses	(3,777)	(3,062)
Net investment income (loss)	4,811	2,031
Net change in unrealized gain (loss)	1,955	(150)
Net realized gain (loss)	108	5
Net increase (decrease) in net assets resulting from operations	$6,874	$1,886

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the years ended December 31, 2021 and 2020:

	Year Ended	Year Ended
(Amounts in thousands)	December 31, 2021	December 31, 2020
Interest income	$8,024	$4,741
Other income	564	352
Total investment income	$8,588	$5,093

Investment income increased to $8.6 million for the year ended December 31, 2021 from $5.1 million for the year ended December 31, 2020 primarily due to our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $159.1 million at December 31, 2021 from $79.5 million at December 31, 2020.

Expenses
Expenses for the years ended December 31, 2021 and 2020 were as follows:
	Year Ended	Year Ended
(Amounts in thousands)	December 31, 2021	December 31, 2020
Income incentive fees	$912	$213
Management fees	612	364
Administrative fees	536	450
Insurance fees	402	492
Accounting fees	393	426
Professional fees	309	339
Interest	259	366
Directors' fees	180	180
Other	174	175
Offering costs	-	415
Total gross expenses	$3,777	$3,420
Less waivers:
Administrative fees waived	-	(358)
Total net expenses	$3,777	$3,062
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

For the year ended December 31, 2021, the Administrator charged approximately $536,000 for certain costs and expenses allocable to us under the terms of the Administration Agreement. For the year ended December 31, 2020, the Administrator had the option to charge approximately $450,000 for certain costs and expenses allocable to us under the terms of the Administration Agreement, of which approximately $358,000 for the first three quarters of 2020 were waived and borne by the Administrator.

Total expenses increased from $3.1 million for the year ended December 31, 2020, to $3.8 million for the year ended December 31, 2021, primarily due to increases in income incentive fees and management fees, and partially offset by decreases in offering costs, insurance fees and interest expense. These increases in fees were largely driven by our deployment of capital and increased balance of our investments.

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

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the years ended December 31, 2021 and 2020, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the years ended December 31, 2021 and 2020, we did not accrue U.S. federal tax expense related to fee income received.

Net Change in Unrealized Gains (Losses) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2021 and 2020, net unrealized gains (losses) on our investment portfolio were as follows:

	Year Ended	Year Ended
(Amounts in thousands)	December 31, 2021	December 30, 2020
Net change in unrealized gain (loss) on investments	$1,917	$(150)
Net change in unrealized gain (loss) on foreign currency forward contracts	36	–
Net change in unrealized gain (loss) on foreign currency translation	2	–
Net change in unrealized gain (loss) on investment transactions	$1,955	$(150)

For the year ended December 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. The primary drivers of our portfolio’s unrealized gains from debt investments were improved market conditions and credit spreads tightening during the year ended December 31, 2021. The unrealized gains were also driven by improved performance of equity investments held by Twin Brook Equity Holdings, LLC for the year ended December 31, 2021.

For the year ended December 31, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments. The primary drivers of our portfolio’s unrealized losses were changing market conditions resulting in credit spreads widening during the year ended December 31, 2020.

Net Realized Gains (Losses) on Investments
The realized gains and losses on fully and partially exited portfolio companies for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended	Year Ended
(Amounts in thousands)	December 31, 2021	December 30, 2020
Net realized gain (loss) on investments	$186	$5
Net realized gain (loss) on foreign currency forward transactions	(78)	–
Net realized gain (loss) on investment transactions	$108	$5

The increase in realized gains during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due to increased paydown activity.

The comparisons for the years ended December 31, 2020 and the period from May 6, 2019 (Inception) to December 31, 2019 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2020.

Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments, and our subscription facility. The primary uses of our cash are (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying our Advisor and Administrator or its affiliates), (3) debt service of any borrowings and (4) cash distributions to the holders of our stock.

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. There were no outstanding borrowings as of December 31, 2021 and 2020. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of December 31, 2021, taken together with our uncalled capital commitments of $32.4 million and available debt capacity of $3.6 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of December 31, 2021, we had $27.7 million in cash.  During the year ended December 31, 2021, we used $72.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $127.1 million, partially offset by sales and paydowns of portfolio investments of $50.4 million, and other operating activities of $4.7 million.  Cash provided by financing activities was $89.3 million during the year, which was primarily the result of proceeds from the issuance of shares of $94.0 million, partially offset by, dividend payments of $4.6 million.

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

Equity
Subscriptions and Drawdowns
As of December 31, 2021, we had 9,141,176 shares issued and outstanding with a par value of $0.001 per share.

We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investors.

During the year ended December 31, 2021, our Advisor delivered the following capital call notices to investors:

	Year Ended December 31, 2021
		Number of	Aggregate Offering
	Common Share	Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	16.20
August 31, 2021	September 15, 2021	375,316	7.56
October 13, 2021	October 27, 2021	805,806	16.20
November 17, 2021	December 2, 2021	1,068,842	21.60
December 8, 2021	December 22, 2021	1,066,719	21.60
Total		4,659,176	$93.96

During the year ended December 31, 2020, our Advisor delivered the following capital call notices to investors:

	Year Ended December 31, 2020
		Number of	Aggregate Offering
	Common Share	Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	8.64
November 10, 2020	November 24, 2020	540,000	10.80
December 9, 2020	December 23, 2020	540,000	10.80
Total		2,322,000	$46.44

Dividends

The following tables reflect dividends declared on shares of the Company’s common stock during the years ended December 31, 2021 and 2020:

	For the Year Ended December 31, 2021

Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
July 22, 2021	July 26, 2021	July 30, 2021	$0.20
October 14, 2021	October 18, 2021	October 29, 2021	$0.20
December 27, 2021	December 31, 2021	January 31, 2022	$0.20

	For the Year Ended December 31, 2020

Date Declared	Record Date	Payment Date	Dividend per Share
July 16, 2020	July 27, 2020	July 31, 2020	$0.20
October 15, 2020	October 26, 2020	October 30, 2020	$0.20
December 21, 2020	December 30, 2020	January 29, 2021	$0.26

Debt
Subscription Facility
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  There were no outstanding borrowings as of December 31, 2021 and 2020.

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

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of December 31, 2021 and 2020, there were no outstanding borrowings. In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of December 31, 2021, we are in compliance with such covenants.

Debt obligations consisted of the following as of December 31, 2021 and 2020:
	As of December 31, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$–	$3,564	$–
Total debt	$15,000	$–	$3,564	$–
	As of December 31, 2020
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$–	$13,900	$–
Total debt	$15,000	$–	$13,900	$–

(1)  The amount available includes any limitations related to the Subscription Facility’s borrowing base.
For the years ended December 31, 2021 and 2020, the components of interest expense were as follows:

	Year Ended	Year Ended
(Amounts in thousands)	December 31, 2021	December 31, 2020
Interest expense	$33	$219
Amortization of deferred financing costs	226	147
Total interest expense	$259	$366
Average interest rate	3.04%	2.78%
Average daily borrowings	$73	$4,622
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

As of December 31, 2021 and 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
Abrasive Technology Intermediate, LLC	173	-
Advanced Lighting Acquisition, LLC	324	162
AEP Passion Intermediate Holdings, Inc.	91	-
AFC Industries, Inc.	223	-
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	534	-
Alliance Environmental Group, LLC	113	-
ALM Media, LLC	971	971
Altamira Material Solutions, LP	45	-
AM Buyer, LLC	111	108
Anne Arundel Dermatology Management, LLC	-	780
Answer Acquisition, LLC	38	-
Apex Dental Partners, LLC	215	600
Aptitude Health Holdings, LLC	240	-
Aquatic Sales Solutions, LLC	117	135
ASC Ortho Management, LLC	398	-
ASP Global Acquisition, LLC	534	534
AvCarb, LLC	704	-
Banner Buyer, LLC	838	1,343
BBG Intermediate Holdings, Inc.	233	-
BCI Burke Holding Corp.	196	-
Beacon Oral Specialists Management LLC	36	686
Behavior Frontiers, LLC	19	-
Bio Agri Mix Holdings Inc.	89	-
Brightview, LLC	358	-
BRTS Holdings, LLC	-	341
Canadian Orthodontic Partners Corp.	237	-
Community Care Partners, LLC	169	-
Copperweld Group, Inc.	197	400
Cosmetic Solutions, LLC	710	710
CPS HVAC Group, LLC	188	-
Data Source Intermediate Holdings, LLC	123	-
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	134	-
Diamondback Buyer, LLC	75	-
DNS IMI Acquisition Corp	124	-
Domino Equipment Company, LLC	79	-
Dykstra's Auto, LLC	129	-
Edko Acquisition, LLC	38	-
EH Management Company, LLC	38	-

Portfolio Company	December 31, 2021	December 31, 2020
First lien senior secured debt (continued)	(Amounts in thousands)	(Amounts in thousands)
Empire Equipment Company, LLC	$1,254	$1,254
EMSAR Acquisition LLC	542	-
Engelman Baking Co., LLC	153	157
E-Phoenix Acquisition Co. Inc.	75	-
Exclusive Concepts, LLC	248	-
Formulated Buyer, LLC	390	-
FreshAddress, LLC	30	-
G20 Technologies, LLC	-	207
Geriatric Medical and Surgical Supply, LLC	300	270
Golden Bear PT Partners, LLC	267	-
Green Monster Acquisition, LLC	38	-
Groundworks Operations, LLC	575	739
Guardian Dentistry Practice Management, LLC	90	-
Home Brands Group Holdings, Inc.	48	-
Hydromax USA, LLC	182	330
Icelandirect, LLC	23	-
Industrial Dynamics Company, Ltd.	141	141
Infolinks Media Buyco, LLC	77	-
Innovative FlexPak, LLC	408	627
ISSA, LLC	66	-
Jansy Packaging, LLC	706	676
Juniper Landscaping Holdings LLC	110	-
Kaizen Auto Care, LLC	204	-
Kalkomey Enterprises, LLC	77	77
Lakeshirts LLC	80	703
Legility, LLC	-	123
Leonard Group, Inc.	197	-
Library Associates, LLC	84	211
MacNeill Pride Group Corp.	52	-
Mad Rose Company, LLC	119	-
Main Street Gourmet, LLC	704	-
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	84	-
Millennia Patient Services, LLC	401	-
Montway LLC	825	825
Motis Brands, Inc.	14	-
MRC Keeler Acquisition, LLC	300	300
Nelson Name Plate Company	94	-
Network Partners Acquisition, LLC	150	-
Nimlok Company, LLC	320	11
Novum Orthopedic Partners Management, LLC	373	-
NSG Buyer, Inc.	294	294
NutriScience Innovations, LLC	131	-
P&R Dental Strategies, LLC	23	-
Peak Dental Services, LLC	149	636

Portfolio Company	December 31, 2021	December 31, 2020
First lien senior secured debt (continued)	(Amounts in thousands)	(Amounts in thousands)
Peak Investment Holdings, LLC	$908	$809
Pentec Acquisition Corp.	75	-
Perimeter Brands Intermediate Holdco LLC	-	210
Performance PowerSports Group Purchaser, Inc.	8	-
Pink Lily Holdings, LLC	46	-
PPW Acquisition, LLC	30	-
Reliable Medical Supply LLC	178	138
Revival Animal Health, LLC	131	-
Revolution Plastics Buyer, LLC	-	492
RQM Buyer, Inc.	234	-
RTP Acquisition, LLC	38	-
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	38	-
SCA Buyer, LLC	412	-
SCP Beverage Buyer, LLC	38	-
SCP ENT and Allergy Services, LLC	966	1,287
SCP Eye Care Services, LLC	-	469
Shearer Supply, LLC	71	-
ShiftKey, LLC	120	-
Signature Dental Partners LLC	179	-
Silver Falls MSO, LLC	94	178
SimiTree Acquisition LLC	522	-
Southeast Primary Care Partners, LLC	435	525
Southern Orthodontic Partners Management, LLC	167	-
Spear Education, LLC	888	474
Spectrum Solutions, LLC	267	-
Starwest Botanicals Acquisition, LLC	174	-
Stax Holding Company, LLC	60	-
Steel City Wash, LLC	38	-
Storm Smart Buyer LLC	131	-
Teel Plastics, LLC	324	324
The Channel Company, LLC	62	-
The Stratix Corporation	150	-
Trademark Global, LLC	88	-
Triad Technologies, LLC	314	282
United Land Services Opco Parent, LLC	914	-
USALCO, LLC	93	-
Vanguard Packaging, LLC	303	535
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	38	-
Vital Care Buyer, LLC	580	580
Western Veterinary Partners, LLC	147	-
Total unfunded portfolio company commitments	$30,379	$22,533

(1) Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

As of December 31, 2021 and 2020, approximately $185,000 and $181,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.

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

Investor Commitments
As of December 31, 2021 and December 31, 2020, we had $216.0 million in total capital commitments from investors ($32.4 million and $126.4 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Contractual Obligations
We have no contractual payment obligations under our subscription facility as there were no borrowings outstanding as of December 31, 2021.

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
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised by us, our Board, and the Advisor in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.
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
To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. We will generally be subject to 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless we distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. We, at our discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the years ended December 31, 2021 and 2020, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the years ended December 31, 2021 and 2020, we did not accrue U.S. federal tax expense related to fee income received.

We evaluate tax positions taken or expected to be taken in the course of preparing the financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through December 31, 2021.
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

As of December 31, 2021, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$1.9	$-	$1.9
Up 100 basis points	$0.4	$-	$0.4
Down 100 basis points	$-	$-	$-
Down 200 basis points	$-	$-	$-

To a limited extent, we may in the future hedge against interest rate fluctuations by using hedging instruments such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Statement	Page
Report of Independent Registered Public Accounting Firm	96
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020	97
Consolidated Statements of Operations for the Years ended December 31, 2021, 2020 and the period from May 6, 2019 (Inception) to December 31, 2019	98
Consolidated Statements of Changes in Net Assets for the Years ended December 31, 2021, 2020 and the period from May 6, 2019 (Inception) to December 31, 2019	99
Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020, and the period from May 6, 2019 (Inception) to December 31, 2019	100
Consolidated Schedules of Investments as of December 31, 2021 and 2020	101
Notes to Consolidated Financial Statements	110

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of AG Twin Brook BDC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of AG Twin Brook BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in net assets and of cash flows for the years ended December 31, 2021 and 2020 and for the period from May 6, 2019 (inception) to December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2021 and 2020 and for the period from May 6, 2019 (inception) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020 by correspondence with the custodian and underlying investee companies. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 10, 2022
We have served as the Company’s auditor since 2019.

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
 (Amounts in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $151,070 and $76,422, respectively)	$151,121	$75,812
Non-controlled/affiliated investments at fair value (amortized cost of $6,210 and $3,201, respectively)	7,986	3,721
Unrealized gain on foreign currency forward contracts	39	-
Cash	27,711	10,320
Interest receivable	261	181
Prepaid expenses	142	162
Deferred financing costs	47	236
Total assets	$187,307	$90,432
Liabilities
Unrealized loss on foreign currency forward contracts	$3	$-
Dividend payable	1,814	1,156
Accrued expenses and other liabilities payable to affiliate	677	459
Income incentive fees payable	345	99
Management fees payable	196	105
Deferred income	167	91
Interest payable	7	21
Total liabilities	3,209	1,931
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized; 9,141,176 and 4,482,000 shares issued and outstanding, respectively	$9	$4
Additional paid-in-capital	182,850	88,919
Total distributable earnings (loss)	1,239	(422)
Total net assets	184,098	88,501
Total liabilities and net assets	$187,307	$90,432
Net asset value per share	$20.14	$19.75
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

			Period from May
	Year Ended	Year Ended	6, 2019 (Inception)
	December 31,	December 31,	to December 31,
	2021	2020	2019
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$8,024	$4,741	$822
Other	564	352	196
Total investment income from non-controlled, non-affiliated investments:	8,588	5,093	1,018
Total investment income	8,588	5,093	1,018
Expenses
Income incentive fees	$912	$213	$-
Management fees	612	364	53
Administrative fees(1)	536	450	221
Insurance fees	402	492	285
Accounting fees	393	426	283
Professional fees	309	339	38
Interest	259	366	95
Directors' fees	180	180	118
Other	174	175	36
Organizational costs	-	-	367
Offering costs	-	415	281
Total gross expenses	3,777	3,420	1,777
Less waivers:
Administrative fees waived(1)	-	(358)	(221)
Total net expenses	3,777	3,062	1,556
Net investment income (loss)	4,811	2,031	(538)
Income tax expense, including excise tax	-	-	34
Net investment income (loss) after taxes	4,811	2,031	(572)
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	$186	$5	$13
Foreign currency forward transactions	(78)	-	-
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	661	(670)	60
Non-controlled, affiliated investments	1,256	520	-
Foreign currency forward contracts	36	-	-
Foreign currency translation	2	-	-
Total net realized and unrealized gain (loss) on investment transactions	2,063	(145)	73
Net increase (decrease) in net assets resulting from operations	$6,874	$1,886	$(499)
Net investment income (loss) per share - basic and diluted	$0.86	$0.66	$(0.62)
Earnings (loss) per share - basic and diluted	$1.22	$0.61	$(0.54)
Weighted average shares outstanding - basic and diluted	5,626,642	3,097,918	925,215

(1) Refer to Note 6 - Agreements and Related Party Transactons

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)

			Period from May
	Year Ended	Year Ended	6, 2019 (Inception)
	December 31,	December 31,	to December 31,
	2021	2020	2019
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$4,811	$2,031	$(572)
Net realized gain (loss)	108	5	13
Net change in unrealized gain (loss)	1,955	(150)	60
Net increase in net assets resulting from operations	6,874	1,886	(499)
Dividends
Dividends declared(1)	(5,237)	(2,526)	-
Net decrease in net assets resulting from dividends	(5,237)	(2,526)	-
Capital share transactions
Issuance of common shares	93,960	46,440	43,201
Return of common shares	-	-	(1)
Net increase in net assets resulting from capital share transactions	93,960	46,440	43,200
Total increase in net assets	95,597	45,800	42,701
Net assets, at beginning of period	88,501	42,701	-
Net assets, at end of period	$184,098	$88,501	$42,701

Capital share activity
Shares issued	4,659,176	2,322,000	2,161,000
Shares returned	-	-	(1,000)
Net increase in shares outstanding	4,659,176	2,322,000	2,160,000
Dividends declared per share	$0.80	$0.66	$-

(1)      See Note 11 for the tax character of dividends declared.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

			Period from May
	Year Ended	Year Ended	6, 2019 (Inception)
	December 31,	December 31,	to December 31,
	2021	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$6,874	$1,886	$(499)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(186)	(5)	(13)
Net change in unrealized (appreciation) depreciation on investments	(1,917)	150	(60)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(36)	-	-
Net accretion on debt instruments	(450)	(257)	(40)
Net paydown gain on debt instruments	(307)	(35)	(45)
Interest received in-kind	(37)	-	-
Purchases and drawdowns of investments	(127,149)	(51,467)	(44,841)
Proceeds from sales and paydowns of investments	50,472	11,878	5,202
Amortization of deferred financing costs	226	147	27
Amortization of offering costs	-	415	281
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(80)	(82)	(99)
(Increase) decrease in prepaid expenses	20	(4)	(158)
(Increase) decrease in due from affiliate	-	23	(23)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	218	111	348
Increase (decrease) in management fees payable	91	60	45
Increase (decrease) in income incentive fees payable	246	99	-
Increase (decrease) in deferred income	76	49	42
Increase (decrease) in interest payable	(14)	(12)	33
Increase (decrease) in due to affiliate	-	(44)	-
Increase (decrease) in organizational costs payable to affiliate	-	(26)	26
Net cash used in operating activities	(71,953)	(37,114)	(39,774)
Cash flows from financing activities
Proceeds from issuance of common shares	93,960	46,440	43,200
Dividends paid	(4,579)	(1,370)	-
Borrowings on subscription facility	6,100	26,800	28,200
Payments on subscription facility	(6,100)	(33,300)	(21,700)
Payments for deferred financing costs	(37)	(118)	(292)
Payments for deferred offering costs	-	(26)	(626)
Net cash provided by financing activities	89,344	38,426	48,782
Net change in cash	17,391	1,312	9,008
Cash
Cash, beginning of year	10,320	9,008	-
Cash, end of year	$27,711	$10,320	$9,008

Supplemental and non-cash information
Cash paid during the period for year for interest	$47	$231	$35
Dividend payable	$1,814	$1,156	$-
Cash paid during the period for income taxes	$-	$-	$32
Non-cash return of common shares	$-	$-	$1

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

		Interest	Maturity		Principal/	Amortized		Percentage of Net
Company(1)(2)	Investment	Rate	Date		Par Amount(3)	Cost(4)	Fair Value	Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Aerospace and defense
Mattco Forge, Inc. (13)	First lien senior secured revolving loan	L + 7.25%	12/6/2024		$506	$(7)	$(24)	(0.01)%
Mattco Forge, Inc. (9)	First lien senior secured term loan	L + 7.25%	12/6/2024		2,190	2,156	2,087	1.13%
						2,149	2,063	1.12%
Auto components
AvCarb, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/12/2026		$666	$(12)	$(13)	(0.01)%
AvCarb, LLC (8)(13)	First lien senior secured revolving loan	L + 6.00%	11/12/2026		38	(1)	(1)	(0.00)%
AvCarb, LLC (8)(11)	First lien senior secured term loan	L + 6.00%	11/12/2026		500	490	490	0.27%
Vehicle Accessories, Inc. (13)	First lien senior secured revolving loan	L + 5.50%	11/30/2026		38	-	-	0.00%
Vehicle Accessories, Inc. (8)	First lien senior secured term loan	L + 5.50%	11/30/2026		1,832	1,818	1,818	0.99%
						2,295	2,294	1.25%
Chemicals
AM Buyer, LLC (13)	First lien senior secured revolving loan	L + 6.75%	5/1/2025		$111	$(2)	$(1)	(0.00)%
AM Buyer, LLC (8)	First lien senior secured term loan	L + 6.75%	5/1/2025		478	470	472	0.26%
Answer Acquisition, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/30/2026		38	(1)	(1)	(0.00)%
Answer Acquisition, LLC (8)	First lien senior secured term loan	L + 6.00%	12/30/2026		1,716	1,682	1,682	0.91%
SASE Company, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/15/2026		38	(1)	(1)	(0.00)%
SASE Company, LLC (8)	First lien senior secured term loan	L + 6.00%	11/15/2026	C$	233	228	228	0.12%
SASE Company, LLC (8)	First lien senior secured term loan	L + 6.00%	11/15/2026		1,212	1,189	1,188	0.65%
Teel Plastics, LLC (13)	First lien senior secured revolving loan	L + 5.00%	1/24/2025		324	(4)	(4)	(0.00)%
Teel Plastics, LLC (6)	First lien senior secured term loan	L + 5.00%	1/24/2025		1,814	1,790	1,793	0.97%
USALCO, LLC (6)	First lien senior secured revolving loan	L + 6.00%	10/19/2026		100	7	7	0.00%
USALCO, LLC (8)	First lien senior secured term loan	L + 6.00%	10/19/2027		1,903	1,884	1,885	1.02%
						7,242	7,248	3.94%
Commercial services and supplies
Alliance Environmental Group, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/30/2023		$75	$(1)	$(1)	(0.00)%
Alliance Environmental Group, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/30/2023		38	(1)	(1)	(0.00)%
Alliance Environmental Group, LLC (8)	First lien senior secured term loan	L + 6.00%	12/30/2027		1,465	1,436	1,436	0.78%
Edko Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.75%	6/25/2026		38	(1)	(1)	(0.00)%
Edko Acquisition, LLC (8)	First lien senior secured term loan	L + 5.75%	6/25/2026		1,020	1,001	1,003	0.54%
Green Monster Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.50%	12/28/2026		38	(1)	(1)	(0.00)%
Green Monster Acquisition, LLC (6)	First lien senior secured term loan	L + 5.50%	12/28/2026		1,188	1,164	1,164	0.63%
Nimlok Company, LLC (13)(17)	First lien senior secured revolving loan	L + 7.50%	11/27/2024		320	(4)	(7)	(0.00)%
Nimlok Company, LLC (8)	First lien senior secured term loan	L + 7.50%	11/27/2025		1,926	1,900	1,876	1.02%
Steel City Wash, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	12/27/2026		90	89	89	0.05%
Steel City Wash, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/27/2026		38	(1)	(1)	(0.00)%
Steel City Wash, LLC (8)	First lien senior secured term loan	L + 6.00%	12/27/2026		409	401	401	0.22%
						5,982	5,957	3.24%
Construction and engineering
BCI Burke Holding Corp. (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2027		$132	$(2)	$(2)	(0.00)%
BCI Burke Holding Corp. (7)	First lien senior secured revolving loan	L + 5.75%	12/14/2027		79	14	14	0.01%
BCI Burke Holding Corp. (7)	First lien senior secured term loan	L + 5.75%	12/14/2027		1,785	1,758	1,758	0.95%
CPS HVAC Group, LLC (13)	First lien senior secured delayed draw term loan	L + 6.75%	12/15/2026		150	(3)	(3)	(0.00)%
CPS HVAC Group, LLC (13)	First lien senior secured revolving loan	L + 6.75%	12/15/2026		38	(1)	(1)	(0.00)%
CPS HVAC Group, LLC (8)	First lien senior secured term loan	L + 6.75%	12/15/2026		275	269	269	0.15%
Domino Equipment Company, LLC (13)	First lien senior secured revolving loan	L + 6.25%	4/1/2026		79	(1)	(1)	(0.00)%
Domino Equipment Company, LLC (8)	First lien senior secured term loan	L + 6.25%	4/1/2026		581	571	571	0.31%
						2,605	2,605	1.42%
Containers and packaging
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	L + 6.00%	1/23/2025		$627	$210	$214	0.12%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	L + 6.00%	1/23/2025		2,668	2,624	2,643	1.44%
Jansy Packaging, LLC (13)	First lien senior secured revolving loan	L + 7.00%	9/30/2022		706	(5)	(15)	(0.01)%
Jansy Packaging, LLC (8)	First lien senior secured term loan	L + 7.00%	9/30/2022		1,090	1,078	1,067	0.58%
MRC Keeler Acquisition, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/4/2025		150	(2)	(2)	(0.00)%
MRC Keeler Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/4/2025		150	(2)	(2)	(0.00)%
MRC Keeler Acquisition, LLC (8)	First lien senior secured term loan	L + 5.75%	12/4/2025		966	951	952	0.52%
Vanguard Packaging, LLC (8)(9)	First lien senior secured revolving loan	L + 5.25%	8/9/2024		535	228	225	0.12%
Vanguard Packaging, LLC (8)	First lien senior secured term loan	L + 5.25%	8/9/2024		1,205	1,195	1,191	0.65%
						6,277	6,273	3.41%
Distributors
RTP Acquisition, LLC (13)	First lien senior secured revolving loan	L + 6.50%	8/17/2026		$38	$(1)	$(1)	(0.00)%
RTP Acquisition, LLC (8)	First lien senior secured term loan	L + 6.50%	8/17/2026		536	526	527	0.29%
						525	526	0.29%
Diversified consumer services
50Floor, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/31/2025		$199	$(3)	$(3)	(0.00)%
50Floor, LLC (8)	First lien senior secured term loan	L + 5.75%	12/31/2026		982	965	967	0.53%
Groundworks Operations, LLC (8)	First lien senior secured delayed draw term loan	L + 5.00%	1/17/2026		2,035	1,821	1,828	0.99%
Groundworks Operations, LLC (13)	First lien senior secured revolving loan	L + 5.00%	1/17/2026		387	(5)	(4)	(0.00)%
Groundworks Operations, LLC (8)	First lien senior secured term loan	L + 5.00%	1/17/2026		2,504	2,469	2,480	1.35%
Home Brands Group Holdings, Inc. (13)	First lien senior secured revolving loan	L + 5.00%	11/8/2026		48	(1)	(1)	(0.00)%
Home Brands Group Holdings, Inc. (8)	First lien senior secured term loan	L + 5.00%	11/8/2026		2,094	2,053	2,053	1.12%
ISSA, LLC (8)	First lien senior secured revolving loan	L + 6.00%	3/1/2027		131	63	63	0.03%
ISSA, LLC (8)	First lien senior secured term loan	L + 6.00%	3/1/2027		873	858	859	0.47%
Juniper Landscaping Holdings LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2023		88	(2)	(2)	(0.00)%
Juniper Landscaping Holdings LLC (6)(8)	First lien senior secured revolving loan	L + 6.00%	12/29/2026		44	21	21	0.01%
Juniper Landscaping Holdings LLC (6)(8)	First lien senior secured term loan	L + 6.00%	12/29/2026		1,477	1,452	1,452	0.79%
Kalkomey Enterprises, LLC (13)	First lien senior secured revolving loan	L + 6.50%	4/24/2025		77	(1)	(1)	(0.00)%
Kalkomey Enterprises, LLC (8)	First lien senior secured term loan	L + 6.50%	4/24/2026		1,060	1,039	1,045	0.57%
NSG Buyer, Inc. (13)	First lien senior secured revolving loan	L + 5.50%	9/30/2024		294	(2)	(1)	(0.00)%
NSG Buyer, Inc. (6)	First lien senior secured term loan	L + 5.50%	9/30/2025		2,306	2,286	2,292	1.25%
PPW Acquisition, LLC (12)	First lien senior secured revolving loan	P + 5.25%	9/30/2026		38	7	7	0.00%
PPW Acquisition, LLC (8)	First lien senior secured term loan	L + 6.25%	9/30/2026		611	599	600	0.33%
United Land Services Opco Parent, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	3/23/2026		1,073	191	192	0.10%
United Land Services Opco Parent, LLC (6)	First lien senior secured revolving loan	L + 6.00%	3/23/2026		131	79	79	0.04%
United Land Services Opco Parent, LLC (8)	First lien senior secured term loan	L + 6.00%	3/23/2026		306	300	301	0.16%
						14,189	14,227	7.73%
Electrical equipment
AEP Passion Intermediate Holdings, Inc. (13)	First lien senior secured delayed draw term loan	L + 5.50%	10/5/2027		$72	$(1)	$(1)	(0.00)%
AEP Passion Intermediate Holdings, Inc. (6)	First lien senior secured revolving loan	L + 5.50%	10/5/2027		48	28	28	0.02%
AEP Passion Intermediate Holdings, Inc. (6)	First lien senior secured term loan	L + 5.50%	10/5/2027		1,294	1,275	1,278	0.69%
						1,302	1,305	0.71%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

		Interest	Maturity		Principal/	Amortized		Percentage of Net
Company(1)(2)	Investment	Rate	Date		Par Amount(3)	Cost(4)	Fair Value	Assets
Investments
Non-controlled/non-affiliated senior secured debt (5) - Continued
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (13)	First lien senior secured revolving loan	L + 7.00% + 2.00% PIK	11/22/2025		$324	$(4)	$(6)	(0.00)%
Advanced Lighting Acquisition, LLC (6)(8)	First lien senior secured term loan	L + 7.00% + 2.00% PIK	11/22/2025		1,434	1,413	1,408	0.76%
Nelson Name Plate Company (8)	First lien senior secured delayed draw term loan	L + 5.75%	10/18/2026		120	103	103	0.06%
Nelson Name Plate Company (8)	First lien senior secured revolving loan	L + 5.75%	10/18/2026		90	10	10	0.01%
Nelson Name Plate Company (8)	First lien senior secured term loan	L + 5.75%	10/18/2026		776	761	761	0.41%
						2,283	2,276	1.24%
Food and staples retailing
Engelman Baking Co., LLC (8)	First lien senior secured revolving loan	L + 6.75%	2/28/2025		$207	$50	$48	0.03%
Engelman Baking Co., LLC (8)	First lien senior secured term loan	L + 6.75%	2/28/2025		720	705	699	0.38%
Mad Rose Company, LLC (13)(22)	First lien senior secured revolving loan	L + 6.50%	5/7/2026		119	(3)	(2)	(0.00)%
Mad Rose Company, LLC (6)	First lien senior secured term loan	L + 6.50%	5/7/2026		895	877	879	0.48%
Main Street Gourmet, LLC (13)	First lien senior secured delayed draw term loan	L + 5.25%	11/10/2025		666	(10)	(10)	(0.01)%
Main Street Gourmet, LLC (13)	First lien senior secured revolving loan	L + 5.25%	11/10/2025		38	(1)	(1)	(0.00)%
Main Street Gourmet, LLC (8)	First lien senior secured term loan	L + 5.25%	11/10/2025		1,132	1,116	1,116	0.61%
NutriScience Innovations, LLC (13)	First lien senior secured revolving loan	L + 7.00%	4/21/2026		131	(2)	(2)	(0.00)%
NutriScience Innovations, LLC (8)	First lien senior secured term loan	L + 7.00%	4/21/2026		482	473	474	0.26%
SCP Beverage Buyer, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/24/2026		38	(1)	(1)	(0.00)%
SCP Beverage Buyer, LLC (6)	First lien senior secured term loan	L + 6.00%	11/24/2026		416	408	408	0.22%
						3,612	3,608	1.96%
Food products
Icelandirect, LLC (9)(12)	First lien senior secured revolving loan	L + 6.00%	7/30/2026		$38	$14		$0.01%
Icelandirect, LLC (8)(9)	First lien senior secured term loan	L + 6.00%	7/30/2026		691	679	680	0.37%
Starwest Botanicals Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.25%	4/30/2027		174	(3)	(2)	(0.00)%
Starwest Botanicals Acquisition, LLC (8)	First lien senior secured term loan	L + 5.25%	4/30/2027		815	802	804	0.44%
						1,492	1,496	0.81%
Gas utilities
Hydromax USA, LLC (6)	First lien senior secured delayed draw term loan	L + 6.25%	12/30/2026		$113	$111	$112	0.06%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	L + 6.25%	12/30/2026		228	42	43	0.02%
Hydromax USA, LLC (6)	First lien senior secured term loan	L + 6.25%	12/30/2026		1,247	1,227	1,230	0.67%
						1,380	1,385	0.75%
Health care equipment and supplies
EMSAR Acquisition LLC (6)(8)	First lien senior secured delayed draw term loan	L + 6.50%	3/30/2026		$666	$207	$207	0.11%
EMSAR Acquisition LLC (8)	First lien senior secured revolving loan	L + 6.50%	3/30/2026		134	38	38	0.02%
EMSAR Acquisition LLC (8)	First lien senior secured term loan	L + 6.50%	3/30/2026		645	633	634	0.34%
Reliable Medical Supply LLC (13)	First lien senior secured delayed draw term loan	L + 7.00%	4/8/2025		68	(1)	(1)	(0.00)%
Reliable Medical Supply LLC (8)	First lien senior secured revolving loan	L + 7.00%	4/8/2025		138	25	26	0.01%
Reliable Medical Supply LLC (8)	First lien senior secured term loan	L + 7.00%	4/8/2025		758	743	747	0.41%
SCA Buyer, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	1/20/2026		397	55	58	0.03%
SCA Buyer, LLC (8)	First lien senior secured revolving loan	L + 6.50%	1/20/2026		133	50	51	0.03%
SCA Buyer, LLC (8)	First lien senior secured term loan	L + 6.50%	1/20/2026		764	746	752	0.41%
Spectrum Solutions, LLC (13)	First lien senior secured revolving loan	L + 6.00%	3/5/2026		267	(4)	(4)	(0.00)%
Spectrum Solutions, LLC (6)	First lien senior secured term loan	L + 6.00%	3/5/2026		689	677	678	0.37%
						3,169	3,186	1.73%
Health care providers and services
Agility Intermediate, Inc. (13)	First lien senior secured delayed draw term loan	L + 6.50%	4/15/2026		$401	$(7)	$(6)	(0.00)%
Agility Intermediate, Inc. (13)	First lien senior secured revolving loan	L + 6.50%	4/15/2026		134	(2)	(2)	(0.00)%
Agility Intermediate, Inc. (8)(9)	First lien senior secured term loan	L + 6.50%	4/15/2026		245	240	241	0.13%
Apex Dental Partners, LLC (8)	First lien senior secured delayed draw term loan	L + 6.25%	11/23/2025		449	377	378	0.21%
Apex Dental Partners, LLC (13)	First lien senior secured revolving loan	L + 6.25%	11/23/2025		150	(2)	(2)	(0.00)%
Apex Dental Partners, LLC (8)	First lien senior secured term loan	L + 6.25%	11/23/2025		628	618	619	0.34%
ASC Ortho Management, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/31/2026		360	(7)	(7)	(0.00)%
ASC Ortho Management, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/31/2026		38	(1)	(1)	(0.00)%
ASC Ortho Management, LLC (8)	First lien senior secured term loan	L + 6.00%	12/31/2026		1,201	1,177	1,177	0.64%
ASP Global Acquisition, LLC (8)	First lien senior secured delayed draw term loan	L + 5.50%	1/21/2025		732	674	673	0.37%
ASP Global Acquisition, LLC (13)(15)	First lien senior secured revolving loan	L + 5.50%	1/21/2025		485	(6)	(7)	(0.00)%
ASP Global Acquisition, LLC (11)	First lien senior secured term loan	L + 5.50%	1/21/2025		2,802	2,760	2,762	1.50%
Beacon Oral Specialists Management LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2025		161	158	159	0.09%
Beacon Oral Specialists Management LLC (8)(9)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2025		534	527	528	0.29%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	L + 5.75%	12/14/2025		150	112	112	0.06%
Beacon Oral Specialists Management LLC (8)	First lien senior secured term loan	L + 5.75%	12/14/2025		954	940	942	0.51%
Behavior Frontiers, LLC (8)(21)	First lien senior secured revolving loan	L + 6.25%	5/21/2026		38	18	16	0.01%
Behavior Frontiers, LLC (8)	First lien senior secured term loan	L + 6.25%	5/21/2026		657	643	604	0.33%
Brightview, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2026		296	(5)	(3)	(0.00)%
Brightview, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/14/2026		62	(1)	(1)	(0.00)%
Brightview, LLC (8)(9)	First lien senior secured term loan	L + 5.75%	12/14/2026		3,323	3,258	3,287	1.79%
Canadian Orthodontic Partners Corp. (8)(14)	First lien senior secured delayed draw term loan	C + 6.50%	3/19/2026	C$	360	186	188	0.10%
Canadian Orthodontic Partners Corp. (12)(14)	First lien senior secured revolving loan	P + 5.50%	3/19/2026	C$	267	170	174	0.09%
Canadian Orthodontic Partners Corp. (14)	First lien senior secured term loan	C + 6.50%	3/19/2026	C$	226	177	178	0.10%
Canadian Orthodontic Partners Corp. (13)(14)	First lien senior secured revolving loan	C + 6.50%	3/19/2026		107	(2)	(1)	(0.00)%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	L + 5.25%	8/11/2025		225	90	90	0.05%
Community Care Partners, LLC (13)	First lien senior secured revolving loan	L + 5.25%	8/11/2025		38	(1)	(1)	(0.00)%
Community Care Partners, LLC (6)	First lien senior secured term loan	L + 5.25%	8/11/2025		656	645	646	0.35%
Dermatology Medical Partners OpCo, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	10/29/2026		98	(1)	(1)	(0.00)%
Dermatology Medical Partners OpCo, LLC (13)	First lien senior secured revolving loan	L + 6.50%	10/29/2026		38	(1)	(1)	(0.00)%
Dermatology Medical Partners OpCo, LLC (8)	First lien senior secured term loan	L + 6.50%	10/29/2026		324	318	318	0.17%
Varsity DuvaSawko Operating Corp. (13)	First lien senior secured revolving loan	L + 6.25%	11/27/2024		474	(5)	(5)	(0.00)%
Varsity DuvaSawko Operating Corp. (8)	First lien senior secured term loan	L + 6.25%	11/27/2024		2,676	2,643	2,650	1.44%
EH Management Company, LLC (13)	First lien senior secured revolving loan	L + 6.00%	7/15/2026		38	(1)	(1)	(0.00)%
EH Management Company, LLC (8)	First lien senior secured term loan	L + 6.00%	7/15/2026		426	418	419	0.23%
Geriatric Medical and Surgical Supply, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/21/2025		300	(5)	(4)	(0.00)%
Geriatric Medical and Surgical Supply, LLC (8)	First lien senior secured term loan	L + 6.00%	12/21/2025		1,027	1,010	1,011	0.55%
Golden Bear PT Partners, LLC (8)	First lien senior secured delayed draw term loan	L + 6.25%	10/22/2026		382	143	143	0.08%
Golden Bear PT Partners, LLC (8)	First lien senior secured revolving loan	L + 6.25%	10/22/2026		38	1	1	0.00%
Golden Bear PT Partners, LLC (8)	First lien senior secured term loan	L + 6.25%	10/22/2026		1,500	1,471	1,471	0.80%
Guardian Dentistry Practice Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2023		68	(1)	(1)	(0.00)%
Guardian Dentistry Practice Management, LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	8/20/2026		323	317	318	0.17%
Guardian Dentistry Practice Management, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/14/2023		23	-	-	0.00%
Guardian Dentistry Practice Management, LLC (8)	First lien senior secured term loan	L + 5.75%	8/20/2026		526	517	518	0.28%
Network Partners Acquisition, LLC (13)	First lien senior secured delayed draw term loan	L + 6.50%	12/30/2026		113	(2)	(2)	(0.00)%
Network Partners Acquisition, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/30/2026		38	(1)	(1)	(0.00)%
Network Partners Acquisition, LLC (8)	First lien senior secured term loan	L + 6.50%	12/30/2026		396	388	388	0.21%
Novum Orthopedic Partners Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/29/2027		298	(4)	(4)	(0.00)%
Novum Orthopedic Partners Management, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/29/2026		75	(1)	(1)	(0.00)%
Novum Orthopedic Partners Management, LLC (8)	First lien senior secured term loan	L + 5.75%	12/29/2027		2,176	2,132	2,132	1.16%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

		Interest	Maturity	Principal/		Amortized		Percentage of Net
Company(1)(2)	Investment	Rate	Date	Par Amount(3)		Cost(4)	Fair Value	Assets
Investments
Non-controlled/non-affiliated senior secured debt (5) - Continued
Health care providers and services - Continued
Peak Dental Services, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	12/31/2025	$529		$477	$478	0.26%
Peak Dental Services, LLC (8)	First lien senior secured revolving loan	L + 6.00%	12/31/2025	133		24	25	0.01%
Peak Dental Services, LLC (8)	First lien senior secured term loan	L + 6.00%	12/31/2025	545		535	536	0.29%
Peak Investment Holdings, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	12/6/2024	603		10	1	0.00%
Peak Investment Holdings, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/6/2024	324		(4)	(9)	(0.00)%
Peak Investment Holdings, LLC (8)	First lien senior secured term loan	L + 6.50%	12/6/2024	1,301		1,283	1,264	0.69%
Pentec Acquisition Corp. (13)	First lien senior secured revolving loan	L + 6.00%	10/8/2026	75		(1)	(1)	(0.00)%
Pentec Acquisition Corp. (8)	First lien senior secured term loan	L + 6.00%	10/8/2026	1,006		987	996	0.54%
Revival Animal Health, LLC (13)	First lien senior secured revolving loan	L + 6.50%	4/6/2026	131		(2)	(2)	(0.00)%
Revival Animal Health, LLC (8)(12)	First lien senior secured term loan	L + 6.50%	4/6/2026	985		966	969	0.53%
RQM Buyer, Inc. (13)	First lien senior secured delayed draw term loan	L + 5.75%	8/12/2026	84		(2)	(1)	(0.00)%
RQM Buyer, Inc. (9)(13)	First lien senior secured revolving loan	L + 5.75%	8/12/2026	150		(3)	(1)	(0.00)%
RQM Buyer, Inc. (9)	First lien senior secured term loan	L + 5.75%	8/12/2026	1,162		1,140	1,151	0.63%
SAMGI Buyer, Inc. (13)	First lien senior secured revolving loan	L + 6.00%	4/14/2025	138		(3)	(2)	(0.00)%
SAMGI Buyer, Inc. (8)	First lien senior secured term loan	L + 6.00%	4/14/2025	1,164		1,142	1,146	0.62%
SCP ENT and Allergy Services, LLC (13)	First lien senior secured delayed draw term loan	L + 5.50%	12/15/2023	150		(2)	(2)	(0.00)%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured delayed draw term loan	L + 5.50%	9/25/2025	1,171		546	555	0.30%
SCP ENT and Allergy Services, LLC (13)	First lien senior secured revolving loan	L + 5.50%	12/15/2023	218		(5)	(3)	(0.00)%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	9/25/2025	1,568		1,535	1,543	0.84%
Signature Dental Partners LLC (6)(8)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2026	180		35	35	0.02%
Signature Dental Partners LLC (13)	First lien senior secured revolving loan	L + 6.00%	10/29/2026	38		(1)	(1)	(0.00)%
Signature Dental Partners LLC (8)	First lien senior secured term loan	L + 6.00%	10/29/2026	870		853	853	0.46%
Silver Falls MSO, LLC (8)	First lien senior secured revolving loan	L + 6.25%	8/30/2024	235		138	135	0.07%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L + 6.25%	8/30/2024	1,304		1,286	1,272	0.69%
SimiTree Acquisition LLC (8)	First lien senior secured delayed draw term loan	L + 5.25%	5/17/2026	888		528	529	0.29%
SimiTree Acquisition LLC (13)	First lien senior secured revolving loan	L + 5.25%	5/17/2026	178		(3)	(3)	(0.00)%
SimiTree Acquisition LLC (8)	First lien senior secured term loan	L + 5.25%	5/17/2026	1,151		1,131	1,132	0.61%
Southeast Primary Care Partners, LLC (6)	First lien senior secured delayed draw term loan	L + 6.25%	12/30/2025	300		54	54	0.03%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	L + 6.25%	12/30/2025	225		26	26	0.01%
Southeast Primary Care Partners, LLC (6)	First lien senior secured term loan	L + 6.25%	12/30/2025	725		710	711	0.39%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	1/27/2026	904		883	887	0.48%
Southern Orthodontic Partners Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/17/2023	75		(1)	(1)	(0.00)%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured revolving loan	L + 5.75%	1/27/2026	134		38	39	0.02%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured term loan	L + 5.75%	1/27/2026	1,021		1,001	1,003	0.54%
Vital Care Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.50%	10/19/2025	580		(8)	(7)	(0.00)%
Vital Care Buyer, LLC (8)	First lien senior secured term loan	L + 5.50%	10/19/2025	916		903	905	0.49%
Western Veterinary Partners, LLC (6)(8)	First lien senior secured delayed draw term loan	L + 5.25%	10/29/2026	334		204	206	0.11%
Western Veterinary Partners, LLC (13)	First lien senior secured revolving loan	L + 5.25%	10/29/2026	24		-	-	0.00%
Western Veterinary Partners, LLC (8)	First lien senior secured term loan	L + 5.25%	10/29/2026	759		745	748	0.41%
						39,217	39,257	21.32%
Health care technology
Millennia Patient Services, LLC (13)	First lien senior secured delayed draw term loan	L + 6.50%	3/8/2026	$267		$(4)	$(4)	(0.00)%
Millennia Patient Services, LLC (13)	First lien senior secured revolving loan	L + 6.50%	3/8/2026	134		(2)	(2)	(0.00)%
Millennia Patient Services, LLC (8)	First lien senior secured term loan	L + 6.50%	3/8/2026	1,000		983	985	0.54%
Spear Education, LLC (13)	First lien senior secured delayed draw term loan	L + 5.00%	2/26/2025	474		(3)	(8)	(0.00)%
Spear Education, LLC (13)	First lien senior secured revolving loan	L + 5.00%	2/26/2025	414		(3)	(7)	(0.00)%
Spear Education, LLC (9)	First lien senior secured term loan	L + 5.00%	2/26/2025	862		856	848	0.46%
						1,827	1,812	0.98%
Household durables
Storm Smart Buyer LLC (13)	First lien senior secured revolving loan	L + 6.00%	4/5/2026	$131		$(2)	$(2)	(0.00)%
Storm Smart Buyer LLC (9)	First lien senior secured term loan	L + 6.00%	4/5/2026	917		901	903	0.49%
Trademark Global, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	7/30/2024	61		-	-	0.00%
Trademark Global, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	113		85	85	0.05%
Trademark Global, LLC (6)	First lien senior secured term loan	L + 6.00%	7/30/2024	1,834		1,826	1,829	0.99%
						2,810	2,815	1.53%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC (8)	First lien senior secured revolving loan	L + 5.50%	12/18/2025	$188		$67	$68	0.04%
Aquatic Sales Solutions, LLC (8)	First lien senior secured term loan	L + 5.50%	12/18/2025	2,541		2,495	2,503	1.36%
DealerOn Inc. (13)	First lien senior secured revolving loan	L + 5.50%	11/19/2024	314		(4)	(3)	(0.00)%
DealerOn Inc. (8)(9)	First lien senior secured term loan	L + 5.50%	11/19/2024	1,615		1,591	1,601	0.87%
						4,149	4,169	2.26%
IT services
Data Source Intermediate Holdings, LLC (13)	First lien senior secured revolving loan	L + 5.50%	2/11/2025	$123		$(2)	$(1)	(0.00)%
Data Source Intermediate Holdings, LLC (8)(9)	First lien senior secured term loan	L + 5.50%	2/11/2025	824		813	815	0.44%
E-Phoenix Acquisition Co. Inc. (13)	First lien senior secured revolving loan	L + 5.75%	6/23/2027	75		(1)	(1)	(0.00)%
E-Phoenix Acquisition Co. Inc. (8)	First lien senior secured term loan	L + 5.75%	6/23/2027	1,445		1,428	1,431	0.78%
FreshAddress, LLC (13)	First lien senior secured revolving loan	L + 5.50%	10/5/2025	30		-	-	0.00%
FreshAddress, LLC (8)	First lien senior secured term loan	L + 5.50%	10/5/2025	1,706		1,682	1,685	0.92%
Library Associates, LLC (13)	First lien senior secured revolving loan	L + 7.00%	8/13/2023	84		(1)	(1)	(0.00)%
Library Associates, LLC (8)	First lien senior secured term loan	L + 7.00%	8/13/2023	258		254	254	0.14%
P&R Dental Strategies, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/22/2026	23		-	-	0.00%
P&R Dental Strategies, LLC (8)	First lien senior secured term loan	L + 6.50%	12/22/2026	660		647	647	0.35%
The Stratix Corporation (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/19/2027	75		(1)	(1)	(0.00)%
The Stratix Corporation (13)	First lien senior secured revolving loan	L + 6.00%	11/19/2027	75		(1)	(1)	(0.00)%
The Stratix Corporation (8)(9)	First lien senior secured term loan	L + 6.00%	11/19/2027	1,166		1,142	1,142	0.62%
						5,960	5,969	3.24%
Leisure equipment and products
MacNeill Pride Group Corp. (8)	First lien senior secured delayed draw term loan	L + 6.25%	4/22/2026	$392	$	$ 389	$390	0.21%
MacNeill Pride Group Corp. (8)	First lien senior secured revolving loan	L + 6.25%	4/22/2026	262		207	208	0.11%
MacNeill Pride Group Corp. (8)	First lien senior secured term loan	L + 6.25%	4/22/2026	876		868	870	0.47%
Performance PowerSports Group Purchaser, Inc. (7)	First lien senior secured revolving loan	L + 5.75%	10/8/2026	56		48	48	0.03%
Performance PowerSports Group Purchaser, Inc. (8)	First lien senior secured term loan	L + 5.75%	10/8/2026	1,490		1,461	1,463	0.79%
						2,973	2,979	1.62%
Leisure products
Motis Brands, Inc. (9)	First lien senior secured delayed draw term loan	L + 5.50%	8/31/2026	$79	$	$ 77	$77	0.04%
Motis Brands, Inc. (8)	First lien senior secured revolving loan	L + 5.50%	8/31/2026	56		41	41	0.02%
Motis Brands, Inc. (8)	First lien senior secured term loan	L + 5.50%	8/31/2026	662		650	651	0.35%
						768	769	0.42%
Life sciences tools and services
Aptitude Health Holdings, LLC (8)	First lien senior secured revolving loan	L + 5.25%	5/3/2026	$267		$22	$22	0.01%
Aptitude Health Holdings, LLC (8)	First lien senior secured term loan	L + 5.25%	5/3/2026	1,114		1,094	1,096	0.60%
						1,116	1,118	0.61%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

		Interest	Maturity		Principal/	Amortized		Percentage of Net
Company(1)(2)	Investment	Rate	Date		Par Amount(3)	Cost(4)	Fair Value	Assets
Investments
Non-controlled/non-affiliated senior secured debt (5) - Continued
Machinery
Abrasive Technology Intermediate, LLC (13)	First lien senior secured revolving loan	L + 5.75%	4/30/2026		$173	$(3)	$(3)	(0.00)%
Abrasive Technology Intermediate, LLC (9)	First lien senior secured term loan	L + 5.75%	4/30/2026		945	928	929	0.50%
DNS IMI Acquisition Corp (13)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2026		75	(1)	(1)	(0.00)%
DNS IMI Acquisition Corp (6)	First lien senior secured revolving loan	L + 5.50%	11/23/2026		18	2	2	0.00%
DNS IMI Acquisition Corp (12)	First lien senior secured revolving loan	P + 4.50%	11/23/2026		38	5	5	0.00%
DNS IMI Acquisition Corp (8)	First lien senior secured term loan	L + 5.50%	11/23/2026		1,665	1,632	1,632	0.89%
Industrial Dynamics Company, Ltd. (13)(16)	First lien senior secured revolving loan	L + 6.00%	8/20/2024		141	(2)	(2)	(0.00)%
Industrial Dynamics Company, Ltd. (8)	First lien senior secured term loan	L + 6.00%	8/20/2024		894	882	880	0.48%
						3,443	3,442	1.87%
Media
ALM Media, LLC (13)(18)	First lien senior secured revolving loan	L + 7.00%	11/25/2024		$971	$(13)	$(15)	(0.01)%
ALM Media, LLC (8)	First lien senior secured term loan	L + 7.00%	11/25/2024		2,616	2,576	2,575	1.40%
Exclusive Concepts, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/9/2026		225	(4)	(4)	(0.00)%
Exclusive Concepts, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/9/2026		23	-	-	0.00%
Exclusive Concepts, LLC (8)	First lien senior secured term loan	L + 6.00%	12/9/2026		633	620	620	0.34%
Infolinks Media Buyco, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2026		39	-	-	0.00%
Infolinks Media Buyco, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/1/2026		38	(1)	(1)	(0.00)%
Infolinks Media Buyco, LLC (8)	First lien senior secured term loan	L + 6.00%	11/1/2026		1,164	1,141	1,141	0.62%
The Channel Company, LLC (13)	First lien senior secured revolving loan	L + 5.25%	11/1/2027		62	(1)	(1)	(0.00)%
The Channel Company, LLC (8)	First lien senior secured term loan	L + 5.25%	11/1/2027		1,547	1,521	1,521	0.83%
						5,839	5,836	3.17%
Metals and mining
Copperweld Group, Inc. (8)	First lien senior secured revolving loan	L + 5.50%	9/27/2024		$456	$252	$252	0.14%
Copperweld Group, Inc. (8)	First lien senior secured term loan	L + 5.50%	9/27/2024		2,157	2,124	2,126	1.15%
						2,376	2,378	1.29%
Personal products
Cosmetic Solutions, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	10/17/2025		$366	$(5)	$(4)	(0.00)%
Cosmetic Solutions, LLC (13)	First lien senior secured revolving loan	L + 5.75%	10/17/2025		344	(5)	(4)	(0.00)%
Cosmetic Solutions, LLC (8)	First lien senior secured term loan	L + 5.75%	10/17/2025		2,775	2,733	2,743	1.49%
						2,723	2,735	1.49%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C + 6.50%	7/23/2026	C$	75	$(1)	$(1)	(0.00)%
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C + 6.50%	7/23/2026		30	(1)	-	0.00%
Bio Agri Mix Holdings Inc. (14)	First lien senior secured term loan	C + 6.50%	7/23/2026	C$	1,257	981	978	0.53%
Formulated Buyer, LLC (8)	First lien senior secured delayed draw term loan	L + 5.25%	9/22/2026		300	24	24	0.01%
Formulated Buyer, LLC (8)(9)	First lien senior secured revolving loan	L + 5.25%	9/22/2026		188	64	64	0.03%
Formulated Buyer, LLC (8)(9)	First lien senior secured term loan	L + 5.25%	9/22/2026		465	456	457	0.25%
Maxor National Pharmacy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	12/6/2027		472	463	463	0.25%
Maxor National Pharmacy Services, LLC (13)	First lien senior secured revolving loan	L + 5.50%	12/6/2027		84	(2)	(2)	(0.00)%
Maxor National Pharmacy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	12/6/2027		1,334	1,308	1,308	0.71%
						3,292	3,291	1.79%
Professional services
Stax Holding Company, LLC (8)(13)	First lien senior secured revolving loan	L + 5.25%	10/29/2026		$60	$(1)	$(1)	(0.00)%
Stax Holding Company, LLC (8)	First lien senior secured term loan	L + 5.25%	10/29/2026		825	813	813	0.44%
						812	812	0.44%
Real estate management and development
BBG Intermediate Holdings, Inc. (11)(13)	First lien senior secured revolving loan	L + 6.50%	1/8/2026		$233	$(4)	$(3)	(0.00)%
BBG Intermediate Holdings, Inc. (8)	First lien senior secured term loan	L + 6.50%	1/8/2026		1,667	1,635	1,642	0.89%
						1,631	1,639	0.89%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP (12)(13)	First lien senior secured revolving loan	P + 4.50%	9/2/2026		$45	$(1)	$(1)	(0.00)%
Altamira Material Solutions, LP (8)(7)	First lien senior secured term loan	L + 5.50%	9/2/2026		729	715	716	0.39%
						714	715	0.39%
Software
Affinitiv, Inc. (13)	First lien senior secured revolving loan	L + 6.50%	8/26/2024		$248	$(2)	$(2)	(0.00)%
Affinitiv, Inc. (8)	First lien senior secured term loan	L + 6.50%	8/26/2024		2,322	2,296	2,305	1.25%
ShiftKey, LLC (8)	First lien senior secured revolving loan	L + 6.00%	3/17/2026		120	59	59	0.03%
ShiftKey, LLC (12)	First lien senior secured revolving loan	P + 5.00%	3/17/2026		120	59	59	0.03%
ShiftKey, LLC (8)	First lien senior secured term loan	L + 6.00%	3/17/2026		936	923	924	0.50%
						3,335	3,345	1.82%
Specialty retail
Dykstra's Auto, LLC (8)	First lien senior secured delayed draw term loan	L + 5.25%	10/22/2026		$188	$70	$70	0.04%
Dykstra's Auto, LLC (12)	First lien senior secured revolving loan	P + 4.25%	10/22/2026		38	22	22	0.01%
Dykstra's Auto, LLC (8)	First lien senior secured term loan	L + 5.25%	10/22/2026		497	487	487	0.26%
Kaizen Auto Care, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	12/22/2023		225	43	43	0.02%
Kaizen Auto Care, LLC (12)	First lien senior secured revolving loan	P + 5.00%	12/22/2026		38	11	11	0.01%
Kaizen Auto Care, LLC (8)	First lien senior secured term loan	L + 6.00%	12/22/2023		780	766	765	0.42%
Leonard Group, Inc. (13)	First lien senior secured revolving loan	L + 6.00%	2/26/2026		197	(3)	(3)	(0.00)%
Leonard Group, Inc. (10)	First lien senior secured term loan	L + 6.00%	2/26/2026		1,256	1,234	1,236	0.67%
Pink Lily Holdings, LLC (8)	First lien senior secured revolving loan	L + 6.50%	11/16/2027		63	16	16	0.01%
Pink Lily Holdings, LLC (8)	First lien senior secured term loan	L + 6.50%	11/16/2027		1,371	1,347	1,347	0.73%
						3,993	3,994	2.17%
Textiles, apparel and luxury goods
Lakeshirts LLC (8)	First lien senior secured revolving loan	L + 4.75%	12/23/2024		$398	$314	$314	0.17%
Lakeshirts LLC (8)	First lien senior secured term loan	L + 4.75%	12/23/2024		1,566	1,548	1,543	0.84%
						1,862	1,857	1.01%
Trading companies and distributors
AFC Industries, Inc. (9)	First lien senior secured delayed draw term loan	L + 6.25%	12/20/2023		$129	$7	$7	0.00%
AFC Industries, Inc. (8)(9)	First lien senior secured delayed draw term loan	L + 6.25%	4/9/2027		355	350	351	0.19%
AFC Industries, Inc. (8)(20)	First lien senior secured revolving loan	L + 6.25%	10/9/2026		7	1	1	0.00%
AFC Industries, Inc. (12)(20)	First lien senior secured revolving loan	P + 5.25%	10/9/2026		124	25	25	0.01%
AFC Industries, Inc. (8)(9)	First lien senior secured term loan	L + 6.25%	4/9/2027		748	738	740	0.40%
Banner Buyer, LLC (6)	First lien senior secured delayed draw term loan	L + 5.75%	10/31/2025		1,043	564	569	0.31%
Banner Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.75%	10/31/2025		370	(4)	(3)	(0.00)%
Banner Buyer, LLC (6)	First lien senior secured term loan	L + 5.75%	10/31/2025		1,385	1,368	1,374	0.75%
Empire Equipment Company, LLC (13)	First lien senior secured delayed draw term loan	L + 5.50%	1/17/2025		941	(13)	(20)	(0.01)%
Empire Equipment Company, LLC (9)	First lien senior secured revolving loan	L + 5.50%	1/17/2025		439	119	116	0.06%
Empire Equipment Company, LLC (8)	First lien senior secured term loan	L + 5.50%	1/17/2025		1,291	1,271	1,264	0.69%
Montway LLC (13)	First lien senior secured delayed draw term loan	L + 6.25%	11/4/2025		675	(12)	(11)	(0.01)%
Montway LLC (13)	First lien senior secured revolving loan	L + 6.25%	11/4/2025		150	(3)	(2)	(0.00)%
Montway LLC (8)	First lien senior secured term loan	L + 6.25%	11/4/2025		723	710	711	0.39%
Shearer Supply, LLC (12)	First lien senior secured revolving loan	P + 4.50%	9/17/2027		113	39	39	0.02%
Shearer Supply, LLC (8)	First lien senior secured term loan	L + 5.50%	9/17/2027		807	791	793	0.43%
Triad Technologies, LLC (13)	First lien senior secured revolving loan	L + 4.75%	10/31/2025		314	(4)	(3)	(0.00)%
Triad Technologies, LLC (8)(9)	First lien senior secured term loan	L + 4.75%	10/31/2025		941	928	932	0.51%
						6,875	6,883	3.74%
Water utilities
Diamondback Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.50%	7/22/2026		$75	$(1)	$(1)	(0.00)%
Diamondback Buyer, LLC (9)	First lien senior secured term loan	L + 5.50%	7/22/2026		855	838	842	0.46%
						837	841	0.46%
Total non-controlled/non-affiliated senior secured debt						$151,054	$151,105	82.08%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

		Interest	Maturity	Principal/	Amortized		Percentage of Net
Company(1)(2)	Investment	Rate	Date	Par Amount(3)	Cost(4)	Fair Value	Assets
Investments
Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	7/17/2025		$11	$11	0.01%
Shearer Supply, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	3/17/2028		5	5	0.00%
Total non-controlled/non-affiliated sponsor subordinated note					16	16	0.01%
Total non-controlled/non-affiliated investments					$151,070	$151,121	82.09%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (23)	Equity - 2.09% membership interest				$6,196	7,972	4.33%
Twin Brook Segregated Equity Holdings, LLC (23)	Equity - 2.11% membership interest				14	14	0.01%
Total non-controlled/affiliated investments					$6,210	$7,986	4.34%
Total investments					$157,280	$159,107	86.43%

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

(6) The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7) The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(8) The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(9) The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(10) The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2021 was 0.58%.
(11) The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2021 was 0.52%.
(12) The interest rate on these loans is subject to the Prime Rate, which as of December 31, 2021 was 3.25%.
(13) Represents revolvers and delayed draw term loans where the entire balance is unfunded as of December 31, 2021.  The negative fair value is a result of the commitment being valued below par.  Refer to Note 8 for further information.

(14) Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2021, non-qualifying assets represented approximately 3.37% of the total assets of the Company.

(15) Principal balance includes reserve for letter of credit of $2,834 on which the borrower pays 5.50%.
(16) Principal balance includes reserve for letter of credit of $12,928 on which the borrower pays 6.00%.
(17) Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 7.50%.
(18) Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(19) Principal balance includes reserve for letter of credit of $3,516 on which the borrower pays 6.50%.
(20) Principal balance includes reserve for letter of credit of $4,978 on which the borrower pays 6.25%.
(21) Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 6.25%.
(22) Principal balance includes reserve for letter of credit of $2,851 on which the borrower pays 6.50%.
(23) As a practical expedient, the Company uses net asset value ("NAV") to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.  This represents an investment in an affiliated fund.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Additional Information

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 410	CAD 505	6/27/2022	$11
Wells Fargo Bank, National Association	USD 65	CAD 80	6/27/2022	2
Wells Fargo Bank, National Association	USD 73	CAD 93	1/18/2022	(1)
Wells Fargo Bank, National Association	USD 99	CAD 128	1/18/2022	(2)
Wells Fargo Bank, National Association	USD 1,112	CAD 1,375	10/21/2022	26
Wells Fargo Bank, National Association	USD 49	CAD 39	10/21/2022	–
Total				$36

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

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2020
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount	Amortized Cost(3)	Fair Value	Percentage of Net Assets
Investments - Continued
Non-controlled/non-affiliated senior secured debt (4) - Continued
Health care equipment and supplies
Reliable Medical Supply LLC (11)	First lien senior secured revolving loan	L+6.00%	4/8/2025	$138	$(2)	$(2)	(0.00)%
Reliable Medical Supply LLC (8)	First lien senior secured term loan	L+6.00%	4/8/2025	622	611	612	0.69%
				760	609	610	0.69%
Health care providers and services
Apex Dental Partners, LLC (11)	First lien senior secured delayed draw term loan	L+6.00%	11/23/2025	$450	$(9)	$(9)	(0.01)%
Apex Dental Partners, LLC (11)	First lien senior secured revolving loan	L+6.00%	11/23/2025	150	(3)	(3)	(0.00)%
Apex Dental Partners, LLC (7)	First lien senior secured term loan	L+6.00%	11/23/2025	634	622	622	0.70%
Anne Arundel Dermatology Management, LLC (7)	First lien senior secured delayed draw term loan	L+6.00%	10/16/2025	779	217	217	0.25%
Anne Arundel Dermatology Management, LLC (11)	First lien senior secured revolving loan	L+6.00%	10/16/2025	234	(4)	(4)	(0.00)%
Anne Arundel Dermatology Management, LLC (7)	First lien senior secured term loan	L+6.00%	10/16/2025	867	850	850	0.96%
ASP Global Acquisition, LLC (7)	First lien senior secured delayed draw term loan	L+5.50%	1/21/2025	739	678	676	0.76%
ASP Global Acquisition, LLC (11)(12)	First lien senior secured revolving loan	L+5.50%	1/21/2025	485	(8)	(9)	(0.01)%
ASP Global Acquisition, LLC (7)	First lien senior secured term loan	L+5.50%	1/21/2025	2,220	2,178	2,178	2.46%
Beacon Oral Specialists Management LLC (11)	First lien senior secured delayed draw term loan	L+5.75%	12/14/2025	536	(9)	(9)	(0.01)%
Beacon Oral Specialists Management LLC (11)	First lien senior secured revolving loan	L+5.75%	12/14/2025	150	(3)	(3)	(0.00)%
Beacon Oral Specialists Management LLC (6)	First lien senior secured term loan	L+5.75%	12/14/2025	784	771	771	0.87%
Geriatric Medical and Surgical Supply, LLC (5)	First lien senior secured term loan	L+6.00%	12/21/2025	1,337	1,040	1,040	1.18%
Peak Dental Services, LLC (11)	First lien senior secured delayed draw term loan	L+6.25%	12/31/2025	530	(11)	(11)	(0.01)%
Peak Dental Services, LLC (7)	First lien senior secured revolving loan	L+6.25%	12/31/2025	133	24	24	0.03%
Peak Dental Services, LLC (7)	First lien senior secured term loan	L+6.25%	12/31/2025	550	539	539	0.61%
Peak Investment Holdings, LLC (11)	First lien senior secured delayed draw term loan	L+6.50%	12/6/2024	485	(8)	(19)	(0.02)%
Peak Investment Holdings, LLC (11)	First lien senior secured revolving loan	L+6.50%	12/6/2024	324	(5)	(13)	(0.01)%
Peak Investment Holdings, LLC (7)	First lien senior secured term loan	L+6.50%	12/6/2024	423	417	407	0.46%
SAMGI Buyer, Inc. (11)	First lien senior secured revolving loan	L+6.50%	4/14/2025	138	(3)	(3)	(0.00)%
SAMGI Buyer, Inc. (7)	First lien senior secured term loan	L+6.50%	4/14/2025	539	527	528	0.60%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured delayed draw term loan	L+6.50%	9/25/2025	1,173	76	77	0.09%
SCP ENT and Allergy Services, LLC (11)	First lien senior secured revolving loan	L+6.50%	9/25/2025	218	(5)	(5)	(0.01)%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured term loan	L+6.50%	9/25/2025	914	893	894	1.01%
SCP Eye Care Services, LLC (7)(8)	First lien senior secured delayed draw term loan	L+6.00%	9/11/2022	2,915	2,892	2,889	3.25%
SCP Eye Care Services, LLC (11)	First lien senior secured revolving loan	L+6.00%	9/11/2022	469	(4)	(4)	(0.00)%
SCP Eye Care Services, LLC (8)	First lien senior secured term loan	L+6.00%	9/11/2022	2,138	2,120	2,119	2.39%
Silver Falls MSO, LLC (8)	First lien senior secured revolving loan	L+5.75%	8/30/2024	235	52	44	0.05%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L+5.75%	8/30/2024	1,317	1,294	1,249	1.41%
Southeast Primary Care Partners, LLC (11)	First lien senior secured delayed draw term loan	L+6.25%	12/30/2025	300	(7)	(7)	(0.01)%
Southeast Primary Care Partners, LLC (11)	First lien senior secured revolving loan	L+6.25%	12/30/2025	225	(6)	(6)	(0.01)%
Southeast Primary Care Partners, LLC (5)	First lien senior secured term loan	L+6.25%	12/30/2025	732	714	714	0.81%
Varsity DuvaSawko Operating Corp. (11)	First lien senior secured revolving loan	L+6.25%	11/27/2024	474	(7)	(7)	(0.01)%
Varsity DuvaSawko Operating Corp. (7)(8)	First lien senior secured term loan	L+6.25%	11/27/2024	2,428	2,388	2,392	2.69%
Vital Care Buyer, LLC (11)	First lien senior secured revolving loan	L+6.00%	10/19/2025	580	(10)	(10)	(0.01)%
Vital Care Buyer, LLC (7)	First lien senior secured term loan	L+6.00%	10/19/2025	1,024	1,006	1,006	1.14%
				27,629	19,196	19,114	21.60%
Health care technology
Spear Education, LLC (11)	First lien senior secured delayed draw term loan	L+5.50%	2/26/2025	$474	$(4)	$(14)	(0.02)%
Spear Education, LLC (7)	First lien senior secured revolving loan	L+5.50%	2/26/2025	414	411	402	0.45%
Spear Education, LLC (7)	First lien senior secured term loan	L+5.50%	2/26/2025	871	863	845	0.95%
				1,759	1,270	1,233	1.38%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC (7)	First lien senior secured revolving loan	L+5.50%	12/18/2025	$150	$12	$12	0.01%
Aquatic Sales Solutions, LLC (7)	First lien senior secured term loan	L+5.50%	12/18/2025	659	646	646	0.73%
DealerOn Inc. (11)	First lien senior secured revolving loan	L+5.50%	11/19/2024	314	(5)	(4)	(0.00)%
DealerOn Inc. (8)	First lien senior secured term loan	L+5.50%	11/19/2024	1,311	1,289	1,293	1.46%
				2,434	1,942	1,947	2.20%
IT services
Data Source Intermediate Holdings, LLC (8)	First lien senior secured revolving loan	L+5.50%	2/11/2025	$123	$121	$118	0.13%
Data Source Intermediate Holdings, LLC (8)	First lien senior secured term loan	L+5.50%	2/11/2025	832	818	803	0.91%
Legility, LLC (11)	First lien senior secured revolving loan	L+6.00%	12/17/2024	123	(2)	(3)	(0.00)%
Legility, LLC (7)(8)	First lien senior secured term loan	L+6.00%	12/17/2025	721	708	698	0.79%
Library Associates, LLC (11)	First lien senior secured revolving loan	L+7.00%	8/13/2023	211	(4)	(4)	(0.00)%
Library Associates, LLC (7)	First lien senior secured term loan	L+7.00%	8/13/2023	1,114	1,093	1,095	1.24%
				3,124	2,734	2,707	3.07%

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
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised by the Company, the Company’s Board, and the Advisor in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.
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
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded on the consolidated statements of assets and liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the consolidated schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the year ended December 31, 2021, the Company paid approximately $37,000 and amortized approximately $226,000 of financing costs, which have been included in “Interest” expense on the consolidated statements of operations. For the year ended December 31, 2020, the Company paid approximately $118,000 and amortized approximately $147,000 of financing costs, which have been included in “Interest” expense on the consolidated statements of operations. For the period from May 6, 2019 (inception) to December 31, 2019, the Company paid approximately $292,000 of financing costs, of which approximately $27,000 have been amortized and included in “Interest” expense on the consolidated statement of operations.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the year ended December 31, 2021, the Company received approximately $265,000 of agent fees. During the year ended December 31, 2021, approximately $189,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the year ended December 31, 2020, the Company received approximately $142,000 of agent fees. During the year ended December 31, 2020, approximately $93,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the period from May 6, 2019 (inception) to December 31, 2019, the Company received approximately $57,000 of agent fees, of which approximately $15,000 have been amortized and included in “Other” income on the consolidated statement of operations.
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
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.  For the years ended December 31, 2021 and 2020, the Company did not accrue U.S. federal excise tax.

The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the years ended December 31, 2021 and 2020, the Company did not accrue any U.S. federal tax expense related to Twin Brook Equity XVIII Corp.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through December 31, 2021.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Loan Syndications and Participations

The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the year ended December 31, 2021, the Company earned approximately $375,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the year ended December 31, 2020, the Company earned approximately $259,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the period from May 6, 2019 (inception) to December 31, 2019, the Company earned approximately $181,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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

Investments at fair value and amortized cost consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$151,054	$151,105	$76,415	$75,805
Sponsor subordinated note	16	16	7	7
Investment in affiliated fund	6,210	7,986	3,201	3,721
Total investments	$157,280	$159,107	$79,623	$79,533

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

The industry composition of investments based on fair value as of December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Aerospace and defense	1.3%	2.7%
Auto components	1.4%	1.5%
Chemicals	4.6%	8.4%
Commercial services and supplies	3.7%	7.0%
Construction and engineering	1.6%	–
Containers and packaging	3.9%	7.0%
Distributors	0.3%	–
Diversified consumer services	8.9%	9.8%
Electrical equipment	0.8%	–
Electronic equipment, instruments and components	1.4%	2.0%
Food and staples retailing	2.3%	0.9%
Food products	0.9%	1.3%
Gas utilities	0.9%	1.6%
Health care equipment and supplies	2.0%	0.8%
Health care providers and services	24.8%	24.0%
Health care technology	1.1%	1.6%
Household durables	1.8%	–
Internet and direct marketing retail	2.6%	2.5%
IT services	3.8%	3.4%
Leisure equipment and products	1.9%	–
Leisure products	0.5%	–
Life sciences tools and services	0.7%	–
Machinery	2.2%	1.1%
Media	3.7%	3.4%
Metals and mining	1.5%	2.6%
Multisector holdings	5.0%	4.7%
Personal products	1.7%	3.5%
Pharmaceuticals	2.1%	–
Professional services	0.5%	–
Real estate management and development	1.0%	–
Semiconductors and semiconductor equipment	0.5%	–
Software	2.1%	2.9%
Specialty retail	2.5%	–
Textiles, apparel and luxury goods	1.2%	2.0%
Trading companies and distributors	4.3%	5.3%
Water utilities	0.5%	–
Total	100.0%	100.0%

As of December 31, 2021, 99.0% of investments were based in the United States and 1.0% were based in Canada. All investments held as of December 31, 2020 were based solely in the United States.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of investments as of December 31, 2021 and 2020:

	Assets at Fair Value as of December 31, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$151,105	$151,105
Sponsor subordinated note	-	-	16	16
Net foreign currency forward contracts	-	36	-	36
Total	$-	$36	$151,121	$151,157
Investments measured at net asset value(1)				7,986
Total financial instruments, at fair value				$159,143

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

The following tables presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2021 and 2020:
	Level 3 Assets at Fair Value for the Year Ended December 31, 2021*
(Amounts in thousands)	Balance 1/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2021
First lien senior secured debt	$75,805	$124,052	$(50,391)	$792	$186	$661	$151,105	$665
Sponsor subordinated note	7	7	-	2	-	-	16	-
Total	$75,812	$124,059	$(50,391)	$794	$186	$661	$151,121	$665

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Year Ended December 31, 2020*
(Amounts in thousands)	Balance 1/1/2020	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2020	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2020
First lien senior secured debt	$38,156	$49,764	$(11,741)	$291	$5	$(670)	$75,805	$(670)
Sponsor subordinated notes	-	6	-	1	-	-	7	-
Total	$38,156	$49,770	$(11,741)	$292	$5	$(670)	$75,812	$(670)

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

The Company, did not have transfers of investments to or from Level 3 during the years ended December 31, 2021 or 2020.
Debt Not Carried at Fair Value
The fair value of the Company’s subscription facility, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2021 and 2020, approximates its carrying value.
Significant Unobservable Inputs
In accordance with ASC 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021 and 2020.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value						Impact to Valuation
	as of	Valuation	Significant			Weighted	from an Increase
Asset Class	12/31/21	Techniques	Unobservable Inputs	Input Ranges		Average	in Input
	(Amounts in thousands)
First lien senior secured debt	$104,516	Discounted cash flow	Yield	6.7% - 11.5%		8.2%	Decrease
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.0	x		Increase
	$104,532

(1) Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

	Fair Value						Impact to Valuation
	as of	Valuation	Significant			Weighted	from an Increase
Asset Class	12/31/20	Techniques	Unobservable Inputs	Input Ranges		Average	in Input
	(Amounts in thousands)
First lien senior secured debt	$64,571	Discounted cash flow	Yield	6.3% - 11.4%		8.0%	Decrease
Sponsor subordinated note	7	Market comparable	LTM EBITDA multiple	7.0	x		Increase
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
Note 5.  Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations. There were no outstanding borrowings as of December 31, 2021 and 2020.

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

decreases in the unfunded capital commitments of investors in the Company as well as other provisions of the Subscription Facility.
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of December 31, 2021 and 2020, there were no outstanding borrowings. In addition, the Company pays an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of December 31, 2021 and 2020, the Company is in compliance in all material respects with such covenants.
Debt obligations consisted of the following as of December 31, 2021:

	As of December 31, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$–	$3,564	$–
Total debt	$15,000	$–	$3,564	$–

Debt obligations consisted of the following as of December 31, 2020:

	As of December 31, 2020
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$–	$13,900	$–
Total debt	$15,000	$–	$13,900	$–

(1)  The amount available includes any limitations related to the Subscription Facility’s borrowing base.
For the years ended December 31, 2021, 2020, and for the period from May 6, 2019 (inception) to December 31, 2019, the components of interest expense were as follows:

			Period from May 6,
	Year Ended	Year Ended	2019 (Inception) to
(Amounts in thousands)	December 31, 2021	December 31, 2020	December 31, 2029
Interest expense	$33	$219	$68
Amortization of deferred financing costs	226	147	27
Total interest expense	$259	$366	$95
Average interest rate	3.04%	2.78%	3.25%
Average daily borrowings	$73	$4,622	$1,133

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
For the year ended December 31, 2021, the Administrator charged approximately $536,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the year ended December 31, 2020, the Administrator had the option to charge approximately $450,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement, of which approximately $358,000 for the first three quarters of 2020 were waived by the Administrator.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

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
As of December 31, 2021, the Company had approximately $677,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.  As of December 31, 2020, the Company had approximately $477,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.
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
For the year ended December 31, 2021, the Company accrued approximately $612,000 of base management fees payable to the Advisor, of which $196,000 were unpaid as of December 31, 2021.  For the year ended December 31, 2020, the Company accrued approximately $364,000 of base management fees payable to the Advisor, of which $105,000 were unpaid as of December 31, 2020. For the period from May 6, 2019 (inception) to December 31, 2019, the Company accrued approximately $53,000 of base management fees payable to the Advisor.
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
For the year ended December 31, 2021, the Company accrued approximately $912,000 of income incentive fees payable to the Advisor, of which $345,000 were unpaid as of December 31, 2021. For the year ended December 31, 2020, the Company accrued approximately $213,000 of income incentive fees payable to the Advisor, of which $99,000 were unpaid as of December 31, 2020. For the period from May 6, 2019 (inception) to December 31, 2019, the Company did not accrue any incentive fees payable to the Advisor.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Investment in Affiliated Funds
Fair value as of December 31, 2021 and 2020 and transactions for the years ended December 31, 2021 and 2020 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Fund at Fair Value for the Year Ended December 31, 2021
(Amounts in thousands)	Fair Value as of January 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$3,721	$3,076	$(81)	$–	$1,256	$7,972	$–
Twin Brook Segregated Equity Holdings, LLC	–	14	–	–	–	14	–
Total non-controlled/affiliated investments	$3,721	$3,090	$(81)	$–	$1,256	$7,986	$–

	Investment in Affiliated Fund at Fair Value for the Year Ended December 31, 2020
(Amounts in thousands)	Fair Value as of January 1, 2020	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2020	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$1,641	$1,697	$(137)	$–	$520	$3,721	$–
Total non-controlled/affiliated investments	$1,641	$1,697	$(137)	$–	$520	$3,721	$–
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
For the year ended December 31, 2021, the Company’s average USD notional exposure to foreign currency forward contracts was approximately $1,473,000.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2021.

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	$39	$3	$36	$-	$36

(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

The effect of transactions in derivative instruments on the consolidated statements of operations during the year ended December 31, 2021 was as follows:

Year Ended December 31, 2021
Net change in unrealized gain (loss) on foreign currency forward contracts	$36
Realized (loss) on foreign currency forward contracts	(78)

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

As of December 31, 2021 and 2020, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
Abrasive Technology Intermediate, LLC	173	-
Advanced Lighting Acquisition, LLC	324	162
AEP Passion Intermediate Holdings, Inc.	91	-
AFC Industries, Inc.	223	-
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	534	-
Alliance Environmental Group, LLC	113	-
ALM Media, LLC	971	971
Altamira Material Solutions, LP	45	-
AM Buyer, LLC	111	108
Anne Arundel Dermatology Management, LLC	-	780
Answer Acquisition, LLC	38	-
Apex Dental Partners, LLC	215	600
Aptitude Health Holdings, LLC	240	-
Aquatic Sales Solutions, LLC	117	135
ASC Ortho Management, LLC	398	-
ASP Global Acquisition, LLC	534	534
AvCarb, LLC	704	-

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2021	December 31, 2020
First lien senior secured debt (continued)(1)	(Amounts in thousands)	(Amounts in thousands)
Banner Buyer, LLC	$838	$1,343
BBG Intermediate Holdings, Inc.	233	-
BCI Burke Holding Corp.	196	-
Beacon Oral Specialists Management LLC	36	686
Behavior Frontiers, LLC	19	-
Bio Agri Mix Holdings Inc.	89	-
Brightview, LLC	358	-
BRTS Holdings, LLC	-	341
Canadian Orthodontic Partners Corp.	237	-
Community Care Partners, LLC	169	-
Copperweld Group, Inc.	197	400
Cosmetic Solutions, LLC	710	710
CPS HVAC Group, LLC	188	-
Data Source Intermediate Holdings, LLC	123	-
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	134	-
Diamondback Buyer, LLC	75	-
DNS IMI Acquisition Corp	124	-
Domino Equipment Company, LLC	79	-
Dykstra's Auto, LLC	129	-
Edko Acquisition, LLC	38	-
EH Management Company, LLC	38	-
Empire Equipment Company, LLC	1,254	1,254
EMSAR Acquisition LLC	542	-
Engelman Baking Co., LLC	153	157
E-Phoenix Acquisition Co. Inc.	75	-
Exclusive Concepts, LLC	248	-
Formulated Buyer, LLC	390	-
FreshAddress, LLC	30	-
G20 Technologies, LLC	-	207
Geriatric Medical and Surgical Supply, LLC	300	270
Golden Bear PT Partners, LLC	267	-
Green Monster Acquisition, LLC	38	-
Groundworks Operations, LLC	575	739
Guardian Dentistry Practice Management, LLC	90	-
Home Brands Group Holdings, Inc.	48	-
Hydromax USA, LLC	182	330
Icelandirect, LLC	23	-
Industrial Dynamics Company, Ltd.	141	141
Infolinks Media Buyco, LLC	77	-
Innovative FlexPak, LLC	408	627
ISSA, LLC	66	-
Jansy Packaging, LLC	706	676
Juniper Landscaping Holdings LLC	110	-
Kaizen Auto Care, LLC	204	-

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2021	December 31, 2020
First lien senior secured debt (continued)(1)	(Amounts in thousands)	(Amounts in thousands)
Kalkomey Enterprises, LLC	$77	$77
Lakeshirts LLC	80	703
Legility, LLC	-	123
Leonard Group, Inc.	197	-
Library Associates, LLC	84	211
MacNeill Pride Group Corp.	52	-
Mad Rose Company, LLC	119	-
Main Street Gourmet, LLC	704	-
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	84	-
Millennia Patient Services, LLC	401	-
Montway LLC	825	825
Motis Brands, Inc.	14	-
MRC Keeler Acquisition, LLC	300	300
Nelson Name Plate Company	94	-
Network Partners Acquisition, LLC	150	-
Nimlok Company, LLC	320	11
Novum Orthopedic Partners Management, LLC	373	-
NSG Buyer, Inc.	294	294
NutriScience Innovations, LLC	131	-
P&R Dental Strategies, LLC	23	-
Peak Dental Services, LLC	149	636
Peak Investment Holdings, LLC	908	809
Pentec Acquisition Corp.	75	-
Perimeter Brands Intermediate Holdco LLC	-	210
Performance PowerSports Group Purchaser, Inc.	8	-
Pink Lily Holdings, LLC	46	-
PPW Acquisition, LLC	30	-
Reliable Medical Supply LLC	178	138
Revival Animal Health, LLC	131	-
Revolution Plastics Buyer, LLC	-	492
RQM Buyer, Inc.	234	-
RTP Acquisition, LLC	38	-
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	38	-
SCA Buyer, LLC	412	-
SCP Beverage Buyer, LLC	38	-
SCP ENT and Allergy Services, LLC	966	1,287
SCP Eye Care Services, LLC	-	469
Shearer Supply, LLC	71	-
ShiftKey, LLC	120	-
Signature Dental Partners LLC	179	-
Silver Falls MSO, LLC	94	178
SimiTree Acquisition LLC	522	-

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2021	December 31, 2020
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
Southeast Primary Care Partners, LLC	$435	$525
Southern Orthodontic Partners Management, LLC	167	-
Spear Education, LLC	888	474
Spectrum Solutions, LLC	267	-
Starwest Botanicals Acquisition, LLC	174	-
Stax Holding Company, LLC	60	-
Steel City Wash, LLC	38	-
Storm Smart Buyer LLC	131	-
Teel Plastics, LLC	324	324
The Channel Company, LLC	62	-
The Stratix Corporation	150	-
Trademark Global, LLC	88	-
Triad Technologies, LLC	314	282
United Land Services Opco Parent, LLC	914	-
USALCO, LLC	93	-
Vanguard Packaging, LLC	303	535
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	38	-
Vital Care Buyer, LLC	580	580
Western Veterinary Partners, LLC	147	-
Total unfunded portfolio company commitments	$30,397	$22,533

(1) Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

As of December 31, 2021 and 2020, approximately $185,000 and $181,000, respectively, of the Company’s unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company’s investments.

Investor Commitments
As of December 31, 2021 and 2020, the Company had $216.0 million in total capital commitments from investors ($32.4 million and $126.4 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of December 31, 2021 and 2020, management was not aware of any material pending or threatened litigation.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Note 9.  Net Assets
Subscriptions and Drawdowns
As of December 31, 2021, the Company had 9,141,176 shares issued and outstanding with a par value of
$0.001 per share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitment on an as-needed basis each time the Advisor delivers a drawdown notice to such investors.
During the years ended December 31, 2021 and 2020 and for the period from May 6, 2019 (inception) to December 31, 2019, the Advisor delivered the following capital call notices to investors:

	Year Ended December 31, 2021
		Number of	Aggregate Offering
	Common Share	Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	$16.20
August 31, 2021	September 15, 2021	375,316	$7.56
October 13, 2021	October 27, 2021	805,806	$16.20
November 17, 2021	December 2, 2021	1,068,842	$21.60
December 8, 2021	December 22, 2021	1,066,719	$21.60
Total		4,659,176	$93.96

	Year Ended December 31, 2020
		Number of	Aggregate Offering
	Common Share	Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
February 28, 2020	March 13, 2020	810,000	$16.20
June 11, 2020	June 25, 2020	432,000	$8.64
November 10, 2020	November 24, 2020	540,000	$10.80
December 9, 2020	December 23, 2020	540,000	$10.80
Total		2,322,000	$46.44

	For the Period from May 6, 2019 (Inception) to December 31, 2019
		Number of	Aggregate Offering
	Common Share	Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
July 22, 2019	July 29, 2019	912,500	$18.25
September 12, 2019	September 26, 2019	547,500	$10.95
November 8, 2019	November 21, 2019	700,000	$14.00
Total		2,160,000	$43.20

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Dividends
The following tables reflect dividends declared on shares of the Company’s common stock during the years ended December 31, 2021 and 2020:
	For the Year Ended December 31, 2021

Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
July 22, 2021	July 26, 2021	July 30, 2021	$0.20
October 14, 2021	October 18, 2021	October 29, 2021	$0.20
December 27, 2021	December 31, 2021	January 31, 2022	$0.20

	For the Year Ended December 31, 2020

Date Declared	Record Date	Payment Date	Dividend per Share
July 16, 2020	July 27, 2020	July 31, 2020	$0.20
October 15, 2020	October 26, 2020	October 30, 2020	$0.20
December 21, 2020	December 30, 2020	January 29, 2021	$0.26

There were no dividends declared for the period from May 6, 2019 (inception) to December 31, 2019.
Note 10.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2021 and 2020 and for the period from May 6, 2019 (inception) to December 31, 2019:
			Period from May
	Year Ended	Year Ended	6, 2019 (Inception)
	December 31,	December 31,	to December 31,
	2021	2020	2019
(Amounts in thousands, except share and per share amounts)
Net increase (decrease) in net assets resulting from operations	$6,874	$1,886	$(499)
Weighted average shares of common stock outstanding - basic and diluted	5,626,642	3,097,918	925,215
Earnings (loss) per share - basic and diluted	$1.22	$0.61	$(0.54)
Note 11.  Income Taxes
 All of the dividends declared for the years ended December 31, 2021 and December 31, 2020 were derived from ordinary income, as determined on a tax basis. There were no dividends declared for the period from May 6, 2019 (inception) to December 31, 2019.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were no permanent differences for the year ended December 31, 2021. For the year ended December 31, 2020, permanent differences were approximately $415,000, consisting of nondeductible offering costs.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

The following reconciles the increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2021 and 2020 and for the period from May 6, 2019 (inception) to December 31, 2019, respectively:

			Period from
	Year Ended	Year Ended	May 6, 2019 (Inception)
	December 31,	December 31,	to December 31,
	2021	2020	2019
(Amounts in thousands)
Net increase (decrease) in net assets resulting from operations	$6,874	$1,886	$(499)
Adjustments:
Net realized gain (loss) for tax not included in book realized income	36	–	–
Net change in unrealized gain (loss) from investments transactons excluding foreign currency forward contracts	(1,957)	150	(60)
Deferred organizational costs	(24)	(24)	353
Other nondeductible expenses ans excise taxes	26	433	284
Taxable income(1)	$4,955	$2,445	$78

(1) Taxable income is an estimate and is not fully determined until the Company's tax return is filed.

The components of accumulated undistributed (over-distributed) earnings (losses) as calculated on a tax basis for the years ended December 31, 2021 and 2020 were as follows:

(Amounts in thousands)	December 31, 2021	December 31, 2020
Undistributed/(over-distributed) ordinary income	$–	$–
Undistributed capital gains	2	–
Other temporary book/tax differences	(590)	(332)
Net unrealized appreciation (depreciation) on investments	1,827	(90)
Total accumulated undistributed (over-distributed) earnings	$1,239	$(422)

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, as of December 31, 2021 and 2020 were as follows:

(Amounts in thousands)	December 31, 2021	December 31, 2020
Tax cost	$157,280	$79,623
Gross unrealized appreciation	2,567	605
Gross unrealized depreciation	(740)	(695)
Net unrealized appreciation/(depreciation) on investments	$1,827	(90)

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding during the years ended December 31, 2021 and 2020 and for the period from May 6, 2019 (inception) to December 31, 2019:

			Period from
	Year Ended	Year Ended	May 6, 2019 (Inception)
	December 31,	December 31,	to December 31,
(Amounts in thousands, except share and per share amounts)	2021	2020	2019
Per share data:
Net asset value, beginning of period	$19.75	$19.77	$-
Net investment income (loss)(1)	0.86	0.66	(0.62)
Net realized and unrealized gain (loss) on investment transactions(1)	0.36	(0.05)	0.08
Total from operations	1.22	0.61	(0.54)
Impact of issuance of common stock	(0.03)	0.03	20.31
Dividends declared	(0.80)	(0.66)	-
Total increase (decrease) in net assets	0.39	(0.02)	19.77
Net asset value, end of period	$20.14	$19.75	$19.77
Shares outstanding, end of period	9,141,176	4,482,000	2,160,000
Total return(2)(3)	6.0%	3.2%	(1.2)%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	3.4%	5.8%	7.6%
Ratio of net expenses to average net assets(3)(4)(6)	3.4%	5.2%	6.7%
Ratio of net investment income (loss) to average net assets(3)(4)	4.3%	3.4%	(2.4)%
Net assets, end of period	$184,098	$88,501	$42,701
Weighted average shares outstanding	5,626,642	3,097,918	925,215
Total capital commitments, end of period	$216,000	$216,000	$216,000
Ratio of total contributed capital to total committed capital, end of period	85.0%	41.5%	20.0%
Portfolio turnover rate(7)	42.3%	19.9%	26.2%
Asset coverage ratio(8)	N/A	N/A	756.9%

(1)	The per share data was derived using the weighted average shares outstanding during the period.
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

(3)	The total return and ratios for the period from May 6, 2019 (inception) to December 31, 2019 were not annualized.
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
(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. The ratio is not applicable as of December 31, 2021 or December 31, 2020 as there was no debt outstanding at the end of those periods.

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

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Certain information pertaining to our board of Directors, or the Board, and executive officers as of the date of this report is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, and certain directorships that each person held during the last five years. We have divided the directors into two groups - independent directors and interested directors.

Name(1)	Age	Position(s)
Interested Directors(2)(3)
Trevor Clark	56	Director, Chairman of the Board, Chief Executive Officer, and President of the Company. President and Chief Executive Officer of the Advisor. Managing Director of Angelo Gordon.
Terrence Walters	42	Director, Chief Financial Officer, and Treasurer of the Company. Chief Financial Officer and Treasurer of the Advisor, Managing Director of Angelo Gordon.
Independent Directors(2)
James E. Bowers	74	Director
James N. Hallene	60	Director
Lance A. Ludwick	55	Director
Executive Officers Who Are Not Directors
Adam Freedman	57	Chief Compliance Officer
Jenny B. Neslin	39	General Counsel and Secretary

(1) The address for each director is c/o AG Twin Brook BDC, Inc., 245 Park Avenue, 26th Floor, New York, New York 10167.

(2) Our directors are divided into three classes, each holding office for a three-year term. However, the initial members of the three classes had initial terms of one, two and three years, respectively. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and serve until his or her successor is duly elected and qualified.

(3) “Interested person” of our company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Clark and Walters are each an “interested person” because of their affiliation with Angelo Gordon.

Interested Directors

Trevor Clark.  Mr. Clark joined Angelo Gordon in 2014 to establish Twin Brook Capital Partners, the firm’s middle market direct lending loan business. He is a Managing Director and a member of the firm’s Executive Committee, Chief Executive Officer and President of the Advisor, and a director and Chairman of the Board of the Company. Prior to joining Angelo Gordon, Mr. Clark was a co-founder and CEO of Madison Capital Funding LLC (“Madison Capital”), a wholly owned subsidiary of New York Life Investments, where he oversaw all operational and strategic activities of the middle market lending operation. At Madison Capital, Mr. Clark led the Executive Committee that was responsible for all credit granting decisions and managed the relationship with New York Life Investments and other third-party investors. Prior to forming Madison Capital, Mr. Clark held various positions in loan underwriting and origination at Antares Capital, GE Capital, and Bank of America. He holds a B.A. degree from the University of Iowa, Iowa City and an M.B.A. degree from Indiana University, Bloomington.

Terrence Walters.  Mr. Walters serves as a director, Chief Financial Officer and Treasurer of the Company.  Mr. Walters joined Angelo Gordon in 2019 as a Managing Director and serves as the Chief Financial

Officer of Twin Brook Capital Partners, its middle market direct lending loan business.  Mr. Walters previously served as Chief Accounting Officer for Twin Brook Capital Partners from 2019 to 2021.  Prior to joining the firm, Mr. Walters spent eight years in various roles with Victory Park Capital Advisors and Vitalogy Capital Partners.  Prior to that, Mr. Walters worked at Citadel Group’s fund administrator, Omnium, as well as Ernst & Young LLP.  Mr. Walters holds a B.A. degree in accountancy and finance from Augustana College and a M.Acc. degree from the University of Iowa.  He is a Certified Public Accountant (inactive).

Independent Directors

James E. Bowers.  Mr. Bowers serves as an Independent Director and as a member of the Audit, Nominating and Corporate Governance and Independent Directors Committees. He is the Chair of our Nominating and Corporate Governance Committee. Since 2004, Mr. Bowers has served on the Board of Governors at Hartford Hospital. Since 2002, he has been a member of the Executive Committee of the Harvard Law School Association. From 2004 to 2018, Mr. Bowers was Senior Counsel at Day Pitney LLP. Mr. Bowers holds a J.D. from Harvard Law School and a B.A. from the University of South Carolina.

 James N. Hallene.  Mr. Hallene serves as an Independent Director and as a member of the Audit, Nominating and Corporate Governance, and Independent Directors Committees. He is the Chair of our Independent Directors Committee. Mr. Hallene founded Capital Concepts Holdings, LLC, a Chicago-based private equity investment firm, in 1998 and currently serves as its principal. He is also a founding partner of CapX Partners, an equipment leasing finance company. Prior to founding Capital Concepts Holdings, LLC and CapX Partners, Mr. Hallene co-founded a data-consolidation company called MaxMiles. Prior to that, Mr. Hallene was employed at American National Bank, where he oversaw credit, mortgage, treasury management, and technology business units. Mr. Hallene served as vice chairman of MB Financial Corporation and is on the corporate boards of KeHE Distributors, LLC, The Hallstar Company, VSA Partners Holdings and Attorney’s Title Guaranty Fund, Inc. He holds a B.A. in economics from the University of Illinois and an M.B.A. from Northwestern University’s Kellogg Graduate School of Management.

Lance A. Ludwick.  Mr. Ludwick serves as an Independent Director and as a member of the Audit, Nominating and Corporate Governance, and Independent Directors Committees. He is the Chair of our Audit Committee. Mr. Ludwick is a principal of LC7 Advisors, LLC, a firm that provides M&A advisory services and management/operational improvement consulting. He is also the Vice President of Mergers & Acquisitions and Operation Strategy at Bellissimo Holdings, LLC. Prior to that Mr. Ludwick served as the Vice President for Mergers & Acquisitions and Corporate Strategy at US Foods, Inc. and the Vice President of Strategic Planning for Constellation Brands, Inc., as well as various other positions providing advice on mergers and acquisitions and corporate operational strategy. Mr. Ludwick holds a B.B.A. in Accounting from the University of Iowa.

Executive Officers Who Are Not Directors

Adam Freedman joined Angelo Gordon in November 2012.  Mr. Freedman serves as the Chief Compliance Officer of Angelo Gordon and the Company.  Previously, Adam served as an Executive Director in Morgan Stanley’s Legal and Compliance Department, where he led the Regulatory Counsel/Policies & Procedures Group.  Prior to Morgan Stanley, Adam was a Litigation Associate with the law firms Schulte Roth & Zabel and Whitman Breed Abbot & Morgan.  He holds a B.A. degree from Yale University and law degrees from Oxford University and the University of Chicago.

Jenny B. Neslin joined Angelo Gordon’s legal team as a Managing Director in April 2021 and serves as the Company’s General Counsel and Secretary.  Ms. Neslin also serves as General Counsel and Secretary of AG Mortgage Investment Trust, Inc. (NYSE:  MITT), a position she has held since April 2021.  Prior to joining Angelo Gordon, Ms. Neslin was Managing Director and Deputy General Counsel at Colony Capital, Inc. (NYSE:  CLNY) (“Colony Capital”), which is now known as DigitalBridge Group, Inc. (NYSE:  DBRG).  At Colony Capital, Ms. Neslin was responsible for legal oversight of Colony Capital’s capital markets activities (including public and private equity and debt offerings), ongoing disclosure and reporting obligations under U.S. federal securities laws and corporate governance matters.  In addition, from August 2015 to January 2018, Ms. Neslin served as General Counsel and Secretary for each of NorthStar Real Estate Income Trust, Inc. (“NS Income”) and NorthStar Real Estate Income II, Inc. (“NS Income II”).  NS Income and NS Income II were public, non-traded real estate investment trusts managed by NorthStar Asset Management Group Inc. (“NorthStar”), until NorthStar’s merger with Colony Capital in January

2017.  Prior to joining an affiliate of NorthStar in July 2013, Ms. Neslin was an associate in the Capital Markets group at Clifford Chance US LLP, where she primarily advised REITs and investment banks in public and private capital markets transactions.  Ms. Neslin holds a Bachelor of Music in Music Business from New York University and a Juris Doctor from Benjamin N. Cardozo School of Law at Yeshiva University.

Corporate Governance

The Role of the Board

        Our business and affairs are managed under the direction of the Board. The Board consists of five members, three of whom are Independent Directors (defined below). The Board elects our officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly determinations of fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities. The Board’s role is one of oversight, rather than active management. Oversight of the Company’s investment activities extends to oversight of the risk management processes employed by the Advisor as part of its day-to-day management of the Company’s investment activities. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated, and responsibly addressed.

Board Oversight of Risk Management

        The Board reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of the Advisor, as necessary, and periodically requesting the production of risk management reports or presentations. The Board receives a wide range of reports on the Company’s activities from the Advisor and other service providers, including reports regarding the Company’s investment portfolio, the Company’s compliance with applicable laws, and the Company’s financial accounting and reporting. The Board also meets periodically with the Company’s Chief Compliance Officer to receive reports regarding the compliance of the Company with the federal securities laws and the Company’s internal compliance policies and procedures and meets with the Company’s Chief Compliance Officer at least annually to review the Chief Compliance Officer’s annual report, including the Chief Compliance Officer’s risk-based analysis for the Company. The Board’s Audit Committee also meets regularly with the Chief Financial Officer and the Company’s independent registered public accounting firm to discuss, among other things, the internal control structure of the Company’s financial reporting function. The Board also meets periodically with the investment professionals of Angelo Gordon to receive reports regarding the management of the Company and the Company’s portfolio, including its investment risks.

        The Board recognizes that not all risks that may affect the Company can be identified, that it may not be practical or cost-effective to eliminate or mitigate certain risks, that it may be necessary to bear certain risks (such as investment-related risks) to achieve the Company’s goals, that reports received by the Directors with respect to risk management matters are typically summaries of the relevant information, and that the processes, procedures and controls employed to address risks may be limited in their effectiveness. As a result of the foregoing and other factors, risk management oversight by the Board and by the committees is subject to substantial limitations.

Board Structure and Leadership

        The Board has structured itself in a manner that it believes allows it to perform its oversight function effectively. The Board consists of five Directors, three of whom are not “interested persons,” as defined in the 1940 Act, and are Independent Directors, as defined in Rule 303A.02 of the New York Stock Exchange Listed Company Manual (the “Independent Directors”). The members of the Board who are not Independent Directors, Messrs. Clark and Walters, are referred to as Interested Directors (the “Interested Directors”).

        Our Board has established an Audit Committee, a Nominating and Corporate Governance Committee, and an Independent Directors Committee and may establish additional committees from time to time as necessary. The scope of the responsibilities assigned to each of these committees is discussed in greater detail below. Trevor Clark, an "interested person" of Angelo Gordon, serves as Chairman of our Board. We believe that Mr. Clark’s history with Angelo Gordon, his familiarity with its investment platform, and his extensive knowledge of and experience in the financial services industry, specifically within middle market direct lending, qualify him to serve as the Chairman of our Board.

        Our Board does not have a lead Independent Director. We are aware of the potential conflicts that may arise when a non-Independent Director is Chairman of our Board, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices include regular meetings of the Independent Directors in executive session without the presence of Interested Directors and management, the establishment of an Audit Committee, a Nominating and Corporate Governance Committee, and an Independent Directors Committee, each of which is comprised solely of Independent Directors.  In addition, although the Independent Directors recognize that having a lead Independent Director may in some circumstances help coordinate communications with management, and otherwise assist a board in the exercise of its oversight duties, the Independent Directors believe that, because of the relatively small size of the Board, the ratio of Independent Directors to Interested Directors, and the good working relationship among the Board members, it has not been necessary to designate a lead Independent Director.

        The Board periodically reviews its leadership structure, including the role of the Chairman of the Board. The Board also conducts an annual self-assessment during which it reviews its leadership and committee structure and considers whether its structure remains appropriate in light of the Company’s current operations. The Board believes that its leadership structure, including the current percentage of the Board members who are Independent Directors, is appropriate given its specific characteristics. These characteristics include (i) the extent to which the work of the Board is conducted through the standing committees, each of whose meetings are chaired by an Independent Director; (ii) the extent to which the Independent Directors meet as needed in the absence of members of management and members of the Board who are “interested persons” of the Company; and (iii) each of Mr. Clark’s and Mr. Walters’ positions with the Advisor and Angelo Gordon, which enhance the Board’s understanding of the operations of the Advisor and Angelo Gordon.

Board Meetings and Attendance

        During 2021, including both regularly scheduled and special meetings, our Board met a total of eight times, the Audit Committee met a total of four times, the Nominating and Corporate Governance Committee met a total of four times, and the Independent Directors Committee met a total of four times. During 2021, all of the Company's Directors attended at least 75% the meetings of the Board. Additionally, in 2021, 100% of the members of the Audit Committee, the Nominating and Corporate Governance Committee and the Independent Directors Committee attended all of the regularly scheduled meetings of such committees. During each meeting of the Audit Committee, the Audit Committee met privately with the Company's independent registered public accounting firm.

Committees of the Board

        The Board has established an Audit Committee, a Nominating and Corporate Governance Committee, and an Independent Directors Committee and may establish additional committees in the future. All Directors are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. We require each Director to make a diligent effort to attend all Board and committee meetings.

Audit Committee

        The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee, which is included as Appendix A hereto. The Audit Committee's responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements. Management is responsible for the preparation, presentation, and integrity of our financial statements, our accounting and financial and reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Audit Committee has: (a) reviewed and discussed our audited financial statements with management; (b) discussed with the independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”); (c) received and reviewed the written disclosures and communications from the independent registered public accounting firm as required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence and has discussed with the independent registered public accounting firm its independence; and (d) based upon its review of the above, recommended to the Board that our audited financial statements be included in the Company’s annual report on Form 10-K for the last fiscal year.

        Stockholders are reminded, however, that the members of the Audit Committee are not professionally engaged in the practice of auditing or accounting. Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent registered public accounting firm. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's considerations and discussions, referred to above, do not assure that the audit of our financial statements has been carried out in accordance with the standards of the PCAOB, that the financial statements are presented in conformity with accounting principles generally accepted in the U.S. or that our independent registered public accounting firm is, in fact, "independent."

        The Audit Committee is currently composed of Messrs. Bowers, Hallene and Ludwick, all of whom are not considered "interested persons" of the company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Ludwick serves as Chairman of the Audit Committee. The Board has determined that Mr. Ludwick is an "audit committee financial expert" as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Messrs. Bowers, Hallene and Ludwick meet the current independence and experience requirements of Rule 10A-3 under the Exchange Act.

Nominating and Corporate Governance Committee

        The Board has also established a Nominating and Corporate Governance Committee that acts pursuant to a written charter, which is included as Appendix B hereto. The members of the Nominating and Corporate Governance Committee are our Independent Directors. Mr. Bowers serves as chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management.

        The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, our Company and our stockholders. In considering possible candidates for election as a director, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

•   are of high character and integrity;
•   are accomplished in their respective fields, with superior credentials and recognition;
•   have relevant expertise and experience upon which to be able to offer advice and guidance to management;
•   have sufficient time available to devote to our affairs;
•   are able to work with the other members of the Board and contribute to our success;
•   can represent the long-term interests of our stockholders as a whole; and
•   are selected such that the Board represents a range of backgrounds and experience.

        The Nominating and Corporate Governance Committee also evaluates candidates proposed by stockholders using the factors described above. The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, ethnic background, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the goal of creating a board of directors that best serves our needs and the interests of our stockholders.

Independent Directors Committee

        The Board has also established an Independent Directors Committee that acts pursuant to a written charter, which is included as Appendix C hereto. The members of the Independent Directors Committee are our Independent Directors. Mr. Hallene serves as chairman of the Independent Directors Committee. The Independent Directors Committee is responsible for (i) addressing conflict of interest matters, including but not limited to the approval, as applicable, of certain co-investment transactions as contemplated by the Company’s co-investment Exemptive Relief (the “Exemptive Relief”) and (ii) reviewing and approving the payment of reimbursements for those costs allocated to the Company under the administrative services agreement.

Compensation of Directors

Directors who do not also serve in an executive officer capacity for us or Anglo Gordon are entitled to receive annual cash retainer fees, These directors are Messrs. Bowers, Hallene and Ludwick. These directors are paid an annual cash retainer fees of $60,000.  Amounts payable under this arrangement are determined and paid quarterly in arrears.

We also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time. We did not pay compensation to our directors who also serve in an executive officer capacity for us or Anglo, Gordon for the year ended December 31, 2021.

The Company’s directors were paid compensation of $180,000 in connection with their service on the Board during the year ended December 31, 2021. No director or executive officer receives pension or retirement benefits from the Company.

Communications Between Shareholders and the Board of Directors

The Board welcomes communications from our shareholders. Shareholders may send communications to the Board, or to any particular director, to the following address: AG Twin Brook BDC, Inc., 245 Park Avenue, 26th Floor, New York, New York 10167. Shareholders should indicate clearly the director or directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate director(s).

Code of Business Conduct

We have adopted a code of business conduct which applies to, among others, our officers, including our Co-Chief Executive Officers and our Chief Financial Officer, as well as the members of the Board. We hereby undertake to provide a copy of the codes to any person, without charge, upon request. Requests for a copy of the codes may be made in writing addressed to the Secretary of the Company, Jenny B. Neslin, AG Twin Brook BDC, Inc., 245 Park Avenue, 26th Floor, New York, NY  10167. We intend to disclose any amendments to or waivers of required provisions of the code of business conduct on Form 8-K or on a website.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are officers of the Advisor or by individuals who were contracted by the Advisor to work on our behalf, pursuant to the terms of the investment advisory agreement or administration agreement. Each of our executive officers is an officer of Angelo Gordon or the Advisor, and the day-to-day investment operations and administration of our portfolio are managed by the Advisor. In addition, we reimburse the Advisor for our allocable portion of expenses incurred by Advisor in performing its obligations under the administration agreement, including the allocable portion of the cost of our officers and their respective staffs determined under the administration agreement.

The investment advisory agreement and the administration agreement each provides that the Advisor and its officers, directors, controlling persons and any other person or entity affiliated with them acting as our agent shall be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by the Advisor or such other person, and the Advisor and such other person shall be held harmless for any loss or liability suffered by us, if (i) the Advisor has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests, (ii) the Advisor or such other person was acting on behalf of or performing services for us, (iii) the liability or loss suffered was not the result of willful malfeasance, bad faith or gross negligence by the Advisor or an affiliate thereof acting as our agent, and (iv) the indemnification or agreement to hold the Advisor or such other person harmless is only recoverable out of our net assets and not from our shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of the date of this report, the beneficial ownership of our executive officers and directors, each person known to us to beneficially own 5% or more of our outstanding shares, and all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares is based upon information furnished by our transfer agent and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 3 Park Avenue, 36th Floor, New York, NY 10016.

Name and address(1)	Shares Beneficially Owned	Percentage
Beneficial Owners of More Than 5%
Electricity Pensions Trustee Limited as Scheme Trustee for the Electricity Supply Pension Scheme (Manweb Group)(2)	1,227,287	13.4%
SPPS Trustee Limited as Trustee of the ScottishPower Pension Scheme(3)	3,639,542	39.8%
The Weir Group Pension Trust Limited as Trustee for the Weir Group Pension & Retirement Savings Scheme(4)	1,311,928	14.4%
AG Twin Brook BDC Holdings, Ltd(5)	2,962,418	32.4%
Independent Directors
James E. Bowers	–	–%
James N. Hallene	–	–%
Lance A. Ludwick	–	–%
Interested Directors
Trevor Clark	–	–%
Terrence Walters	–	–%
Executive Officers
Adam Freedman	–	–%
Jenny B. Neslin	–	–%
Directors and Executive Officers as a Group (7 persons)	–	–%

(1) The address for each Director or officer is c/o AG Twin Brook BDC, Inc., 245 Park Avenue, 26th Floor, New York, NY  10167.

(2) The address of Electricity Pensions Trustee Limited as Scheme Trustee for the Electricity Supply Pension Scheme (Manweb Group) is Elder House, St. Georges Business Park, 207 Booklands Road, Weybridge, KT13 0TS, United Kingdom.

(3) The address of SPPS Trustee Limited as Trustee of the ScottishPower Pension Scheme is 320 St. Vincent Street, Glasgow, G2 5AD, United Kingdom.

(4) The address of The Weir Group Pension Trust Limited as Trustee for the Weir Group Pension & Retirement Savings Scheme is 1 West Regent Street, Glasgow, G2 1AR, United Kingdom.

(5) The investment adviser of AG Twin Brook BDC Holdings, Ltd., a Cayman Islands exempted company (“Holdings”), is the Advisor.  Holdings disclaims beneficial ownership of the shares of Common Stock held by it except to the extent of its pecuniary interest therein.  The address for Holdings is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, Grand Cayman, Cayman Islands KY1-9005.

DOLLAR RANGE OF SECURITIES BENEFICIALLY OWNED BY DIRECTORS

Set forth in the table below is the dollar range of our equity securities beneficially owned by each director as of the date of this report.

Name of Director	Dollar Range of Equity Securities Beneficially Owned in the Company(1)(2)
Independent Directors:
James E. Bowers	None
James N. Hallene	None
Lance A. Ludwick	None
Interested Directors:
Trevor Clark	None
Terrence Walters	None

(1) The dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

(2) Beneficial ownership determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

Resource Sharing Agreement

        The Advisor is a registered investment adviser under the Advisers Act. The Company’s investment activities are managed by its investment adviser, which is responsible for (i) originating prospective investments, (ii) conducting research and due diligence investigations on potential investments, (iii) analyzing investment opportunities, (iv) negotiating and structuring the Company’s investments, and (v) monitoring the Company’s investments and portfolio companies on an ongoing basis.

        The Advisor has entered into a resource sharing agreement with Angelo Gordon, pursuant to which Angelo Gordon will provide the Advisor with experienced investment professionals (including the members of the Advisor's Investment Committee) and access to the resources of Angelo Gordon to enable the Advisor to fulfill its obligations under the Investment Management Agreement.  Through the Resource Sharing Agreement, the Advisor intends to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Angelo Gordon’s investment professionals.

        Several of our executive officers and our Chair of the board of directors have ownership and financial interests in Angelo Gordon. Our Chief Executive Officer also serves as the Portfolio Manager of several Angelo Gordon funds that currently and in the future will have investment objectives similar to ours. In addition, our executive officers and directors serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds, accounts, or investment vehicles managed by Angelo Gordon and/or its affiliates. Similarly, Angelo Gordon and its affiliates may have other clients with similar, different or competing investment objectives.

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

        As of December 31, 2021, the Company had approximately $0.7 million payable to Angelo Gordon for operating costs, which is included in "Accrued expenses and other liabilities payable to affiliate" on the consolidated statement of assets and liabilities.

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

For the fiscal year ended December 31, 2021, the Company accrued approximately $0.6 million of base management fees payable to the Advisor, of which $0.2 million were unpaid as of December 31, 2021.

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

For the fiscal year ended December 31, 2021, the Company accrued approximately $0.9 million of income incentive fees payable to the advisor, of which $0.3 million were unpaid as of December 31, 2021.

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

For the fiscal year ended December 31, 2021, the Administrator charged  approximately $0.5 million for the services described above.

Co-Investment Opportunities

        We have in the past, and may in the future, co-invest on a concurrent basis with other affiliates of Angelo Gordon, so long as such co-investment is permissible under existing regulatory guidance, applicable regulations and Angelo Gordon’s allocation procedures. We, the Advisor, and affiliates of the Advisor have been granted exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for us to co-invest with certain affiliated funds in certain circumstances where doing so is consistent with our investment strategy, as well as applicable law and SEC staff interpretations.

In addition, in the absence of exemptive relief granted for each investment by the SEC, we will not be permitted to invest in securities of an issuer where entities advised by Angelo Gordon have invested in different securities of that issuer. When we invest alongside investment funds, accounts and investment vehicles advised by Angelo Gordon, we expect to make such investments consistent with Angelo Gordon’s allocation policy. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles advised by Angelo Gordon. In situations where co-investment with other entities advised by Angelo Gordon is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, Angelo Gordon will decide whether the Company or such other entity or entities will make such investment. Angelo Gordon will make these determinations based on its allocation policies and procedures, which generally require that such opportunities be offered to eligible investment funds, accounts and investment vehicles on a basis that is fair and equitable over time.

License Agreement

        We have also entered into a trademark license agreement with Angelo Gordon under which Angelo Gordon has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Angelo Gordon” and other similar related marks.

Related Party Transactions

        The Audit Committee conducts quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to the Company's Code of Conduct or Code of Ethics. Each of our directors and executive officers is instructed and periodically reminded to inform Compliance of any potential related party transactions. In addition, each such director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Item 14. Principal Accounting Fees and Services

 PricewaterhouseCoopers LLP, or PwC, has been selected to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2021. We know of no direct financial or material indirect financial interest of PwC in us.

Fees

PwC has acted as our independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020 . Set forth in the table below are audit fees and non-audit related fees billed to us by PwC for professional services performed for our fiscal years ended December 31, 2021 and 2020.

Fiscal Year	Audit Fees*	Audit-Related Fees**	Tax Fees***	All Other Fees****
2020	$345,000	$—	$58,425	$—
2021	$350,000	$—	$60,000	$—

*	“Audit Fees” consist of fees billed to us by PwC, for professional services rendered for the audit of our year-end financial statements.

**
“Audit-Related Fees” are those fees billed to us by PwC relating to audit services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

***	“Tax Fees” are those fees billed to us by PwC in connection with tax compliance services, including primarily the review of our income tax returns.

****	“All Other Fees” are those fees billed to us by PwC in connection with permitted non-audit services.

Our audit committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which PwC billed us for the fiscal years ended December 31, 2021 and 2020 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 95 of this Annual Report.
2.
Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report.

3.	Exhibits – The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated June 20, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10, filed on July 2, 2019)
3.2	By-laws, dated May 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10, filed on July 2, 2019
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on March 13, 2020)
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
10.6
Revolving Credit Agreement, dated as of August 14, 2019, between AG Twin Brook BDC, Inc., as the Initial Borrower and Wells Fargo Bank National Association, as the Administrative Agent, Letter of Credit Issuer, a Lender and the Lead Arranger (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2021)

14.1
Joint Code of Ethics of AG Twin Brook BDC, Inc. and AG Twin Brook Manager, LLC (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2021)

21.1*	List of Subsidiaries
24.1*	Power of Attorney (included on the signature page)
31.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trevor Clark pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Terrence Walters pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith

Item 16. Form 10-K Summary.

Not applicable.

Appendix A
AG TWIN BROOK BDC, INC.

AUDIT COMMITTEE CHARTER
I. Purpose

The audit committee (the “Audit Committee”) of AG Twin Brook BDC, Inc., a Delaware corporation (the “Company”), is appointed by the board of directors of the Company (the “Board of Directors”) to monitor, pursuant to authority delegated to it by the Board of Directors, (i) the integrity of the financial statements of the Company, (ii) the qualifications and independence of the Company independent registered accounting firm (the “independent accountants”), (iii) the performance of the Company’s internal audit function and the independent accountants and (iv) the compliance by the Company with legal and regulatory requirements.
II. Committee Membership

The Audit Committee shall be comprised of the number of Independent Directors as the Board of Directors shall determine from time to time, such number not to be less than three. The Audit Committee shall be comprised solely of Independent Directors.  For purposes of this Audit Committee Charter, “Independent Directors” are members of the Board of Directors who (i) are not “interested persons” (as defined in the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Company, (ii) during such times as the Company’s common stock is listed on a securities exchange, are “independent directors” as defined under applicable securities exchange rules, and (iii) meet the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the requirements that such persons not accept directly or indirectly any consulting, advisory, or other compensation from the Company or any subsidiary thereof (other than directors’ fees received in his or her capacity as a member of the board of directors of the Company or such subsidiary or the audit committee or another committee of the board of directors of the Company or such subsidiary), and that such persons cannot have participated in the preparation of the financial statements of the Company in the previous three years.  The Board of Directors shall designate the members of the Audit Committee.  The Board of Directors shall have the power at any time to change the membership of the Audit Committee, to fill all vacancies and to designate alternate members to replace any absent or disqualified members, so long as the Audit Committee shall at all times have at least three members and be composed solely of Independent Directors.  The members of the Audit Committee shall select its chairman.
For so long as the Company’s common stock is listed on a securities exchange (i) the Audit Committee shall at all times have at least one member that has accounting or related financial management expertise, as the Company’s Board of Directors interprets such qualification in its business judgment and (ii) all members of the Audit Committee must be financially literate, as such qualification is interpreted by the Company’s Board of Directors in its business judgment, or must become financially literate within a reasonable period of time after his or her appointment to the Audit Committee.
As a matter of best practice, the Audit Committee will endeavor to have at least one of its members with the requisite qualifications to be designated by the Board of Directors as an “audit committee financial expert,” as such term is defined by the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations adopted thereunder from time to time (the “Sarbanes-Oxley Act”).  To that end, the Audit Committee shall consider at least annually whether one or more of its members qualifies to be designated by the Board of Directors as an “audit committee financial expert.” The Audit Committee shall report the results of its deliberations to the Board of Directors for further action as appropriate, including a determination by the Board of Directors that the Audit Committee membership includes or does not include one or more “audit committee financial expert(s)” and any related disclosure to be made concerning this matter.  If a vacancy on the Audit Committee exists due to the retirement or resignation of a member of the Audit Committee who has been designated as an “audit committee financial expert,” the Board of Directors will endeavor to fill such vacancy with another “audit committee financial expert,” as soon as reasonably practicable thereafter.  The designation of a member of the Audit Committee as an “audit committee financial expert” does not increase the duties, obligations or liability of the designee as compared to the duties, obligations and liability otherwise imposed on the designee as a member of the Audit Committee and of the Board of Directors.

III. Authority

The function of the Audit Committee is oversight.  Management1 is primarily responsible for maintaining appropriate systems for accounting and financial reporting principles and policies and internal controls and procedures that provide for compliance with accounting standards and applicable laws and regulations.  The independent accountants are primarily responsible for planning and carrying out a proper audit of the Company’s annual financial statements in accordance with generally accepted accounting standards.  The independent accountants are accountable to the Board of Directors and the Audit Committee, as representatives of the Company’s stockholders.  The Board of Directors and the Audit Committee have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace the independent accountants (subject, if applicable, to stockholder ratification).
Members of the Audit Committee are not full-time employees of the Company or management.  Accordingly, it is not the duty or the responsibility of the Audit Committee or its members to conduct “field work” or other types of auditing or accounting reviews or procedures, to determine that the Company’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles, or to set auditor independence standards.  Each member of the Audit Committee shall be entitled to rely on (i) the integrity of those persons within and outside the Company and management from which it receives information, (ii) the accuracy of the financial and other information provided to the Audit Committee absent actual knowledge to the contrary (which shall be promptly reported to the Board of Directors) and (iii) statements made by the officers and employees of the Company, its investment adviser or other third parties as to any information technology, internal audit and other non-audit services provided by the independent accountants to the Company.  In carrying out its responsibilities, the Audit Committee’s policies and procedures shall be adapted, as appropriate, to best react to a changing environment.
In discharging its responsibilities, the Audit Committee shall have authority to retain outside counsel or other consultants as the Audit Committee determines necessary to carry out its duties.  The Audit Committee shall also have sole authority to approve the fees and other retention terms of such consultants and to terminate such consultants.
The Audit Committee shall have the authority to create subcommittees with such powers as the Audit Committee shall from time to time confer.  The Audit Committee may delegate any of its responsibilities set forth in Section IV below, including its pre-approval responsibilities, to a subcommittee consisting of one or more of its members.   The member(s) to whom any pre-approval responsibility is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.
The Audit Committee shall be given the resources, as determined by the Audit Committee, for payment of (i) compensation to any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company and (ii) ordinary administrative expenses of the Audit Committee that are necessary or appropriate in carrying out its duties.

IV. Responsibilities

The following are the general responsibilities of the Audit Committee and are set forth only for its guidance.  The Audit Committee may assume such other responsibilities as it deems necessary or appropriate in carrying out its purpose.  The Audit Committee shall consult, on an ongoing basis, with management, the independent accountants and counsel as to legal or regulatory developments affecting its responsibilities, as well as relevant tax, accounting and industry developments.
Nothing in this Audit Committee Charter shall be interpreted as diminishing or derogating from the responsibilities of the Board of Directors.
Pursuant to authority granted to it by the Board of Directors, the responsibilities of the Audit Committee are:

[1]
For purposes of this Charter, the term “management” means the appropriate officers of the Company, and its investment adviser, administrator, fund accounting agent and other key service providers (other than the independent accountants).  Also, for purposes of this Charter, the phrase “internal accounting staff” means the appropriate officers and employees of the Company, and its investment adviser, administrator, fund accounting agent and other key service providers (other than the independent accountants).

Retention of Independent Accountants and Approval of Services

1.
to appoint and retain each year a firm or firms of independent accountants to audit the accounts and records of the Company, to approve the terms of compensation of such independent accountants and to terminate such independent accountants as it deems appropriate;

2.
to pre-approve the engagement of the independent accountants to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the independent accountants), subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act, and as otherwise required by law;[2]

Oversight of the Company’s Relationship with the Independent Accountants

3.	to obtain and review a report from the independent accountants, at least annually, regarding:
(a)	the independent accountants’ internal quality-control procedures;
(b)
any material issues raised by the most recent internal quality-control review, or peer review, of the independent accountants, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the independent accountants;

(c)	any steps taken to deal with any of the issues described in clause (b) above; and
(d)	all relationships between the independent accountants and the Company;
4.	to evaluate the qualifications, performance and independence of the independent accountants, including the following:
(a)	evaluating the performance of the lead partner, and the quality and depth of the professional staff assigned to the Company;
(b)	considering whether the independent accountant’s quality controls are adequate;
(c)	considering whether the provision of permitted non-audit services is compatible with maintaining the independent accountant’s independence; and
(d)	taking into account the opinions of management and the internal accounting staff (or other personnel responsible for the internal audit function);
5.
to ensure the regular rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law and consider whether, in order to assure continuing auditor independence, it is appropriate to adopt a policy of rotating the independent accountants on a regular basis;

6.
to recommend to the Board of Directors, as necessary, policies for the Company’s hiring of employees or former employees of the independent accountants who participated in any capacity in the audit of the Company;

7.	to discuss with the national office of the independent accountants, if appropriate, issues on which they were consulted by the Company’s audit team and matters of audit quality and consistency;
8.	to consider the effect on the Company of:
(a)	any changes in accounting principles or practices proposed by management or the independent accountants;

[2]
In addition to the requirement to pre-approve audit and permissible non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) to be rendered to the Company by the independent accountants, the Audit Committee is required to pre-approve non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) rendered by the independent accountants to the Company’s investment adviser and to any entity controlling, controlled by or under common control with its investment adviser that provides ongoing services to the Company if the engagement relates directly to the operations and financial reporting of the Company.

(b)	any changes in service providers, such as the Company’s accountants or administrators, that could impact the Company’s internal controls;
(c)	any changes in schedules (such as fiscal or tax year-end changes) or structures or transactions that require special accounting activities or resources; and
(d)
regulatory and accounting initiatives on the Company’s financial statements, including any significant legal, compliance or regulatory matters that may have a material impact on the Company’s business, financial statements or compliance policies;

9.
to annually review a formal written statement from the independent accountants delineating all relationships between the independent accountants and the Company, consistent with applicable standards of the Independence Standards Board, and discussing with the independent accountants their methods and procedures for insuring independence;

10.
to interact with the Company’s independent accountants, including reviewing and, where necessary, assisting in resolution of disagreements that have arisen between management and the independent accountants regarding financial reporting;

Financial Statements and Disclosure Matters
11.
to review and discuss with management and the independent accountants the annual audited financial statements, including disclosures made in management’s discussion and analysis, and recommend to the Board of Directors whether the audited financial statements should be included in the Company’s Annual Report on Form 10-K;

12.
to review and discuss with management and the independent accountants the Company’s earnings releases and quarterly financial statements prior to the filing of its Quarterly Reports on Form 10-Q, including the results of the independent accountants’ reviews of the quarterly financial statements;

13.	to meet with the independent accountants periodically during each fiscal year, including private meetings, and review written materials prepared by the independent accountants, and, as appropriate:
(a)	to review the arrangements for and the scope of the annual audit and any special audits or other special permissible services;
(b)
to review the Company’s financial statements and to discuss any matters of concern arising in connection with audits of such financial statements, including any adjustments to such statements recommended by the independent accountants or any other results of the audits;

(c)
to consider and review, as appropriate and in consultation with the independent accountants, the appropriateness and adequacy of the Company’s financial and accounting policies, procedures and internal accounting controls and, as appropriate, the internal controls of key service providers, and to review management’s responses to the independent accountants’ comments relating to those policies, procedures and controls, and to any special steps adopted in light of material control deficiencies;

(d)	to review with the independent accountants their opinions as to the fairness of the Company’s financial statements;
(e)	to review any accounting adjustments that were noted or proposed by the independent accountants but were “passed” (as immaterial or otherwise);
(f)	to review any communications between the audit team and the independent accountants’ national office respecting auditing or accounting issues presented by the engagement;
(g)	to review any “management” or “internal control” letter issued, or proposed to be issued, by the independent accountants to the Company;
(h)	to review and discuss quarterly reports from the independent accountants relating to:

(1)	all critical accounting policies and practices to be used;
(2)
all alternative treatment of financial information within generally accepted accounting principles that have been discussed with management, ramifications of the use of such alternative disclosures and treatments and the treatment preferred by the independent accountants; and

(3)	other material written communications between the independent accountant and management, such as any management letter or schedule of unadjusted differences; and
(i)	to review with the independent accountants the matters required to be discussed by Statements on Auditing Standards or other professional standards relating to the conduct of an audit.
14.	to prepare the report required by the SEC to be included in the Company’s annual proxy statement;
15.
to review analyses prepared by management and/or the independent accountants setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements;

Compliance Oversight
16.	to obtain from the independent accountants assurance that Section 10A(b) of the Exchange Act has not been implicated;
17.	to investigate, when the Audit Committee deems it necessary, improprieties or suspected improprieties in Company operations;
18.	to establish and maintain procedures for the following, including considering exceptions to and responding to alleged violations of such procedures as the Audit Committee shall consider appropriate:
(a)	the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and
(b)	the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters;
19.
to discuss with management and the independent accountants any correspondence with regulators or governmental agencies and any published reports that raise material issues regarding the Company’s financial statements or accounting policies;

20.	to discuss with the Company’s counsel legal matters that may have a material impact on the Company’s financial statements or compliance policies;
21.	to review, to the extent required by applicable law, with both management and the independent accountants related-party transactions or dealings with parties related to the Company;
22.	to review and discuss with management and the independent accountants all off-balance sheet transactions and obligations;
Oversight of the Company’s Internal Audit Function
23.	to consider whether to grant any approvals or waivers sought under the Company’s Code of Conduct (the “Code”) adopted pursuant to the Sarbanes-Oxley Act and exchange listing rules;
24.	to review any alleged violations under the Code and to make any recommendations to the Board of Directors with respect thereto as it deems appropriate;
25.
to require the appropriate officers of the Company, internal accounting staff and individuals with internal audit responsibilities to meet with the Audit Committee for consultation on audit, accounting and related financial matters;

26.
to review proposed disclosures in the Company’s periodic reports to the SEC concerning any significant deficiencies in the design or operation of the Company’s internal controls or material weaknesses in such controls, and any fraud involving management or other employees who have a significant role in the Company’s internal controls, deemed necessary by management during such officers’ certification process for the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

27.
to discuss with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies;

Other
28.	to review and assess the adequacy of this Audit Committee Charter annually and submit any proposed modifications to the Board of Directors for approval;
29.	to evaluate the performance of the Audit Committee and its members at least annually, including the compliance of the Audit Committee with this Audit Committee Charter;
30.
to report its activities to the Board of Directors on a regular basis and to make such recommendations with respect to the matters described above, including presenting to the Board of Directors the Audit Committee’s conclusions with respect to the independent accountants, and other matters as the Audit Committee may deem necessary or appropriate; and

31.
with the assistance of an independent valuation firm, to aid the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

V.  Meetings

Subject to the Company’s bylaws or other organizational documents and resolutions of the Board of Directors, the Audit Committee shall meet as often as it determines, but not less frequently than quarterly, and is empowered to hold special meetings as circumstances require.  The chairman of the Audit Committee or any two members of the Audit Committee may fix the time and place of the Audit Committee’s meetings unless the Board of Directors shall otherwise provide.  Members of the Audit Committee may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating can hear each other at the same time.  Subject to the provisions of the 1940 Act, participation in a meeting by these means constitutes presence in person at the meeting.  Any action required or permitted to be taken at a meeting of the Audit Committee may also be taken without a meeting if all members of the Audit Committee consent thereto in writing.  The Audit Committee shall keep regular minutes of its meetings and records of decisions taken without a meeting and cause them to be recorded in the Company’s minute book.  The Audit Committee may invite any member of the Board of Directors who is not a member of the Audit Committee, management, counsel, representatives of service providers or other persons to attend meetings of the Audit Committee and provide information as the Audit Committee, in its sole discretion, considers appropriate.
A majority, but not less than two, of the members of the Audit Committee shall be present at any meeting of the Audit Committee in order to constitute a quorum for the transaction of business at such meeting, and the act of a majority present shall be the act of the Audit Committee.
VI. Miscellaneous
The Audit Committee may diverge from the specific activities outlined throughout this Audit Committee Charter as appropriate if circumstances or regulatory requirements change. In addition to these activities, the Audit Committee may perform such other functions as necessary or appropriate under applicable laws, regulations, the Company’s bylaws or other organizational documents and resolutions and other directives of the Board of Directors.

This Audit Committee Charter is in all respects subject and subordinate to the Company’s bylaws or other organizational documents
Approved: May 6, 2019

Appendix B

AG TWIN BROOK BDC, INC.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE CHARTER

I. Purpose

The nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) of AG Twin Brook BDC, Inc., a Delaware corporation (the “Company”), is appointed by the board of directors of the Company (the “Board of Directors”) pursuant to authority delegated to it by the Board of Directors to (i) select, research and nominate qualified nominees to be elected to the Board of Directors by the Company’s stockholders at the annual stockholder meeting, (ii) select qualified nominees to fill any vacancies on the Board of Directors or a committee of the Board of Directors (consistent with criteria approved by the Board of Directors), (iii) develop and recommend to the Board of Directors a set of corporate governance principles applicable to the Company, (iv) oversee the evaluation of the Board of Directors and management and (v) undertake such other duties and responsibilities as may from time to time be delegated by the Board of Directors to the Nominating and Corporate Governance Committee.
II. Committee Membership

The Nominating and Corporate Governance Committee shall be comprised of the number of Independent Directors as the Board of Directors shall determine from time to time, such number not to be less than two. The Nominating and Corporate Governance Committee shall be comprised solely of Independent Directors.  For purposes of this Nominating and Corporate Governance Committee Charter, “Independent Directors” are members of the Board of Directors who (i) are not “interested persons” (as defined in the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Company, (ii) during such times as the Company’s common stock is listed on a securities exchange, are “independent directors” as defined under applicable securities exchange listing rules (the “Listing Rules”), and (iii) meet any other applicable requirements of the Securities and Exchange Commission (the “SEC”) and any other applicable laws, rules and regulations with respect to independence, as determined by the Board of Directors.  The Board of Directors shall designate the members of the Nominating and Corporate Governance Committee.  The Board of Directors shall have the power at any time to change the membership of the Nominating and Corporate Governance Committee, to fill all vacancies and to designate alternate members to replace any absent or disqualified members, so long as the Nominating and Corporate Governance Committee shall at all times have at least two members and be composed solely of Independent Directors.  The members of the Nominating and Corporate Governance Committee shall select its chairman.
III. Authority

In discharging its responsibilities, the Nominating and Corporate Governance Committee shall have authority to retain outside counsel or other consultants in the Nominating and Corporate Governance Committee’s sole discretion.  The Nominating and Corporate Governance Committee shall also have sole authority to approve the fees and other retention terms of such consultants and to terminate such consultants.  The Nominating and Corporate Governance Committee shall have the authority to create subcommittees with such powers as the Nominating and Corporate Governance Committee shall from time to time confer.
IV. Responsibilities

The following are the general responsibilities of the Nominating and Corporate Governance Committee and are set forth only for its guidance.  The Nominating and Corporate Governance Committee may assume such other responsibilities as it deems necessary or appropriate in carrying out its purpose.  Nothing in this Charter shall be interpreted as diminishing or derogating from the responsibilities of the Board of Directors.
Pursuant to authority granted to it by the Board of Directors, the responsibilities of the Nominating and Corporate Governance Committee are as follows:
1.
The Nominating and Corporate Governance Committee shall consider and recruit candidates to fill positions on the Board of Directors (or a committee thereof), including vacancies resulting from the removal, resignation or retirement of any member of the Board of Directors (or a committee thereof), an increase in the size of the Board of Directors (or a committee thereof) or otherwise.  In considering potential candidates, the Nominating and Corporate Governance Committee shall discuss the specific experience, qualifications, attributes and skills that may lead it to the conclusion that such candidate should serve as a director or a committee member for the Company, in light of the Company’s then-existing business and structure.

2.
The Nominating and Corporate Governance Committee shall establish the criteria for evaluating (subject to Board of Directors approval of those qualifications) and evaluate the qualifications of individuals for election as members of the Board of Directors (or a committee thereof), which criteria shall include, at a minimum, the following:

(a)
to the extent required, compliance with the independence and other applicable requirements of the Listing Rules, the 1940 Act and the SEC, all other applicable laws, rules, regulations and listing standards and the criteria, policies and principles set forth in this Nominating and Corporate Governance Committee Charter; and

(b)
the ability to contribute to the effective management of the Company, taking into account the needs of the Company and such factors as the individual’s experience, perspective, skills, and knowledge of the industry in which the Company operates.

In addition, the Nominating and Corporate Governance Committee may consider, with respect to an individual being considered for election or appointment as a member of the Board of Directors, whether the individual’s professional experience, education, skills and other individual qualities and attributes, including gender, race or national origin, would provide beneficial diversity of skills, experience or perspective to the Board of Directors’ membership and collective attributes. Such considerations will vary based on the Board of Directors’ existing membership and other factors, such as the strength of the individual’s overall qualifications relative to diversity considerations.

3.
The Nominating and Corporate Governance Committee shall recommend the director and committee member nominees for approval by the Board of Directors and, if applicable, election by the stockholders of the Company.

4.	The Nominating and Corporate Governance Committee shall consider stockholder recommendations for possible nominees for election as members of the Board of Directors.
5.
The Nominating and Corporate Governance Committee shall annually evaluate the qualifications and diversity of current members of the Board of Directors who are available for reelection in light of the characteristics of independence, age, skills, experience, availability of service to the Company and tenure of its members, and of the Board of Director’s anticipated needs.

6.
The Nominating and Corporate Governance Committee shall, upon a significant change in a member of the Board of Directors’ personal circumstances (including a change in principal occupation) or in the event a significant ongoing time commitment arises that may be inconsistent with a member of the Board of Director’s service to the Board of Directors, review, as appropriate, the continued membership of such member on the Board of Directors.

7.
The Nominating and Corporate Governance Committee shall report to the Board of Directors its conclusions with respect to the matters that the Nominating and Corporate Governance Committee has considered.

8.
The Nominating and Corporate Governance Committee may from time to time, in its discretion, review the size and composition of the Board of Directors as a whole and the size and composition of the Board of Directors’ committees and review and recommend any changes to the Board of Directors for its approval.

9.	The Nominating and Corporate Governance Committee shall establish and recommend to the Board of Directors guidelines for the removal of members of the Board of Directors.

10.
The Nominating and Corporate Governance Committee shall review the desirability of term limits for members of the Board of Directors and recommend to the Board of Directors policies in this regard from time to time.

11.
The Nominating and Corporate Governance Committee shall evaluate the leadership structure of the Board of Directors, including the responsibilities of the Board of Directors with respect to the Company’s management and whether the Chairman of the Board of Directors is an “interested person” of the Company, and shall evaluate whether such leadership structure is appropriate for the Company in light of the Company’s then-existing business and structure.  If the Chairman of the Board of Directors is an “interested person” of the Company, the Nominating and Corporate Governance Committee shall consider whether appointment of a lead independent director is appropriate and, if such lead independent director is appointed, establish the role of such director in the leadership of the Company.

12.
The Nominating and Corporate Governance Committee shall oversee the evaluation of the Board of Directors and executive officers of the Company.  In discharging this responsibility, the Nominating and Corporate Governance Committee shall solicit comments from all members of the Board of Directors and report annually to the Board of Directors on the results of such evaluation.

13.
The Nominating and Corporate Governance Committee shall review and reassess the adequacy of this Charter of the Nominating and Corporate Governance Committee annually and submit any proposed modifications to the Board of Directors for approval.

14.
The Nominating and Corporate Governance Committee shall conduct an annual evaluation of the Board of Directors and each committee thereof to determine whether each of them is functioning effectively, and submit a report to the full Board or Directors at the end of such evaluation.  The Nominating and Corporate Governance Committee shall discuss the annual evaluation with the full Board of Directors following the end of each fiscal year.

15.
The Nominating and Corporate Governance Committee shall monitor compliance with the Company’s Code of Conduct under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations adopted thereunder from time to time, and the Listing Rules, as applicable, including reviewing with the Chief Compliance Officer of the Company the adequacy and effectiveness of the Company’s procedures to ensure proper compliance.  The Nominating and Corporate Governance Committee shall also recommend amendments to the Company’s Code of Conduct to the Board of Directors as the Nominating and Corporate Governance Committee may deem appropriate.

V. Meetings

Subject to the Company’s bylaws or other organizational documents and resolutions of the Board of Directors, the Nominating and Corporate Governance Committee shall meet from time to time at the direction of its chairman, provided that the Nominating and Corporate Governance Committee shall not meet less frequently than annually, and is empowered to hold special meetings as circumstances require.  The chairman of the Nominating and Corporate Governance Committee or any two members of the Nominating and Corporate Governance Committee may fix the time and place of the Nominating and Corporate Governance Committee’s meetings unless the Board of Directors shall otherwise provide.  Members of the Nominating and Corporate Governance Committee may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating can hear each other at the same time.  Subject to the provisions of the 1940 Act, participation in a meeting by these means constitutes presence in person at the meeting.  Any action required or permitted to be taken at a meeting of the Nominating and Corporate Governance Committee may also be taken without a meeting if all members of the Nominating and Corporate Governance Committee consent thereto in writing.  The Nominating and Corporate Governance Committee shall keep regular minutes of its meetings and records of decisions taken without a meeting and cause them to be recorded in the Company’s minute book.  The Nominating and Corporate Governance Committee may invite any member of the Board of Directors who is not a member of the Nominating and Corporate Governance Committee, management, counsel, representatives of service providers or other persons to attend meetings and provide information as the Nominating and Corporate Governance Committee, in its sole discretion, considers appropriate.

At least two of the members of the Nominating and Corporate Governance Committee shall be present at any meeting of the Nominating and Corporate Governance Committee in order to constitute a quorum for the transaction of business at such meeting, and the act of a majority present shall be the act of the Nominating and Corporate Governance Committee.  In the absence or disqualification of any member of the Nominating and Corporate Governance Committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he/she or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member, so long as such appointee is an Independent Director.
Approved: May 6, 2019

Appendix C
AG TWIN BROOK BDC, INC.
INDEPENDENT DIRECTORS COMMITTEE CHARTER
I. Purpose

The Independent Directors Committee (the “Committee”) of AG Twin Brook BDC, Inc., a Delaware corporation (the “Company”), has been created by the board of directors of the Company (the “Board of Directors”) to (i) address conflict of interest matters, including but not limited to the approval, as applicable, of certain co-investment transactions as contemplated by the Company’s co-investment Exemptive Relief  (the “Exemptive Relief”) and (ii) undertake such other duties and responsibilities as may from time to time be delegated by the Board of Directors.
II.  Committee Membership

The Committee shall be comprised of the number of Independent Directors as the Board of Directors shall determine from time to time, such number not to be less than two.  The Committee shall be comprised solely of Independent Directors.  For purposes of this Independent Directors Committee Charter, “Independent Directors” are members of the Board of Directors who (i) are not “interested persons” (as defined in the Investment Company Act of 1940, as amended (the “1940 Act”)), of the Company, and (ii) meet any other applicable requirements of the Securities and Exchange Commission (the “SEC”) and any other applicable laws, rules and regulations with respect to independence, as determined by the Board of Directors.  The Board of Directors shall designate the members of the Committee.  The Board of Directors shall have the power at any time to change the membership of the Committee, to fill all vacancies and to designate alternate members to replace any absent or disqualified members, so long as the Committee shall at all times have at least two members and be composed solely of Independent Directors.  The members of the Committee shall select their Chairman.
III.  Authority

In discharging its responsibilities, the Committee shall have authority to retain outside counsel or other consultants in the Committee’s sole discretion.  The Committee shall also have sole authority to approve the fees and other retention terms of such consultants and to terminate such consultants.  The Committee shall have the authority to create subcommittees with such powers as the Committee shall from time to time confer.
IV.  Responsibilities

The following are the general responsibilities of the Committee and are set forth only for its guidance.  The Committee may assume such other responsibilities as it deems necessary or appropriate in carrying out its purpose.  Nothing in this Independent Directors Committee Charter shall be interpreted as diminishing or derogating from the responsibilities of the Board of Directors.
Pursuant to authority granted to them by the Board of Directors, the responsibilities of the Committee are as follows:
1.
The Committee shall address conflict of interest matters, including but not limited to the approval, as applicable, of certain co-investment transactions conducted by the Company, as contemplated by the co-investment Exemptive Relief.  The Committee shall have particular responsibility for the conditions therein which relate to the Independent Directors of the Company.

2.
The Committee shall review and approve the payment of reimbursements for those certain costs allocated to the Company under the administrative services agreements which require the approval of the Independent Directors, as applicable.

3.	The Committee shall review and reassess the adequacy of this Independent Directors Committee Charter annually and submit any proposed modifications to the Board of Directors for approval.

V.  Meetings

Subject to the Company’s By-Laws or other organizational documents and resolutions of the Board of Directors, the Committee shall meet from time to time at the direction of the Chairman, provided that the Committee shall not meet less frequently than annually, and is empowered to hold special meetings as circumstances require.  The Chairman of the Committee or any two members of the Committee may fix the time and place of the Committee’s meetings unless the Board of Directors shall otherwise provide.  Members of the Committee may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating can hear each other at the same time.  Subject to the provisions of the 1940 Act, participation in a meeting by these means constitutes presence in person at the meeting.  Any action required or permitted to be taken at a meeting of the Committee may also be taken without a meeting if all members of the Committee consent thereto in writing.  The Committee shall keep regular minutes of its meetings and records of decisions taken without a meeting and cause them to be recorded in the Company’s minute books.  The Committee may invite any member of the Board of Directors who is not a member of the Committee, management, counsel, representatives of service providers or other persons to attend meetings and provide information as the Committee, in its sole discretion, consider appropriate.
At least two members of the Committee shall be present at any meeting of the Committee in order to constitute a quorum for the transaction of business at such meeting, and the act of a majority present shall be the act of the Committee.  In the absence or disqualification of any member of the Committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he/she or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member, so long as such appointee is an Independent Director.
Approved by Independent Director Committee: May 6, 2019

Approved by Board of Directors: May 6, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AG TWIN BROOK BDC, INC.

March 10, 2022	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer, Chairman of the Board of Directors, and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Trevor Clark, Terrence Walters and Jenny B. Neslin as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2022	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer, Chairman of the Board of Directors, and Director
(Principal Executive Officer)

March 10, 2022	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

March 10, 2022	By:	/s/ James E. Bowers
James E. Bowers
Chairman of the Nominating and Corporate Governance Committee and Director

March 10, 2022	By:	/s/ James N. Hallene
James N. Hallene
Chairman of the Independent Directors Committee and Director

March 10, 2022	By:	/s/ Lance A. Ludwick
Lance A. Ludwick
Chairman of the Audit Committee and Director