Form 10-Q
period 2022-03-31
AG Twin Brook BDC, Inc.
filed 2022-05-13
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

  As of May 13, 2022, the registrant had 9,141,176 shares of common stock, $0.001 par value per share, outstanding.

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
 (Amounts in thousands, except share and per share amounts)

	March 31, 2022
	(Unaudited)	December 31, 2021
Assets

Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $153,489 and $151,070, respectively)	$153,728	$151,121
Non-controlled/affiliated investments at fair value (amortized cost of $6,440 and $6,210, respectively)	8,465	7,986
Unrealized gain on foreign currency forward contracts	21	39
Cash	25,341	27,711
Interest receivable	280	261
Prepaid expenses	40	142
Deferred financing costs	–	47
Total assets	$187,875	$187,307
Liabilities
Unrealized loss on foreign currency forward contracts	$3	$3
Accrued expenses and other liabilities payable to affiliate	639	677
Income incentive fees payable	381	345
Management fees payable	241	196
Deferred income	158	167
Interest payable	8	7
Dividend payable	–	1,814
Total liabilities	1,430	3,209
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized; 9,141,176 and 9,141,176 shares issued and outstanding, respectively	$9	$9
Additional paid-in-capital	182,844	182,850
Total distributable earnings (loss)	3,592	1,239
Total net assets	186,445	184,098
Total liabilities and net assets	$187,875	$187,307
Net asset value per share	$20.40	$20.14

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$2,923	$1,622
Other	149	54
Total investment income from non-controlled, non-affiliated investments:	3,072	1,676
Total investment income	3,072	1,676
Expenses
Income incentive fees	$381	$147
Management fees	241	123
Professional fees	119	44
Accounting fees	104	104
Insurance fees	90	122
Other	86	38
Interest	55	60
Administrative fees(1)	54	88
Directors' fees	45	45
Total net expenses	1,175	771
Net investment income (loss)	1,897	905
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	$35	$18
Foreign currency forward transactions	(2)	(8)
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	188	160
Non-controlled, affiliated investments	249	212
Foreign currency forward contracts	(18)	16
Foreign currency translation	(2)	–
Total net realized and unrealized gain (loss) on investment transactions	450	398
Net increase (decrease) in net assets resulting from operations	$2,347	$1,303
Net investment income (loss) per share - basic and diluted	$0.21	$0.20
Earnings (loss) per share - basic and diluted	$0.26	$0.29
Weighted average shares outstanding - basic and diluted	9,141,176	4,488,000

  (1) Refer to Note 6 - Agreements and Related Party Transactons

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
 (Unaudited)
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$1,897	$905
Net realized gain (loss)	33	10
Net change in unrealized gain (loss)	417	388
Net increase in net assets resulting from operations	2,347	1,303
Capital share transactions
Issuance of common shares	–	10,800
Net increase in net assets resulting from capital share transactions	–	10,800
Total increase in net assets	2,347	12,103
Net assets, at beginning of period	184,098	88,501
Net assets, at end of period	$186,445	$100,604
Capital share activity
Shares issued	–	540,000
Net increase in shares outstanding	–	540,000

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
 (Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,347	$1,303
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(35)	(18)
Net change in unrealized (appreciation) depreciation on investments	(437)	(372)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	18	(16)
Net accretion on debt instruments	(184)	(99)
Net paydown gain on debt instruments	(31)	(76)
Interest received in-kind	(14)	(1)
Purchases and drawdowns of investments	(13,281)	(14,062)
Proceeds from sales and paydowns of investments	10,896	9,574
Amortization of deferred financing costs	47	53
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(19)	9
(Increase) decrease in prepaid expenses	102	122
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	(38)	160
Increase (decrease) in management fees payable	45	18
Increase (decrease) in income incentive fees payable	36	48
Increase (decrease) in deferred income	(9)	3
Increase (decrease) in interest payable	1	(13)
Net cash used in operating activities	(556)	(3,367)
Cash flows from financing activities
Proceeds from issuance of common shares	–	10,800
Dividends paid	(1,814)	(1,156)
Borrowings on subscription facility	–	2,400
Payments on subscription facility	–	(2,400)
Payments for deferred financing costs	–	(23)
Net cash provided by (used in) financing activities	(1,814)	9,621
Net change in cash	(2,370)	6,254
Cash
Cash, beginning of period	27,711	10,320
Cash, end of period	$25,341	$16,574

Supplemental and non-cash information
Cash paid during the period for interest	$7	$20

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2022
  (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Aerospace and defense
Mattco Forge, Inc. (6)	First lien senior secured revolving loan	L + 7.25%	8.26%	12/6/2024	$506	$(7)	$(24)	(0.01)%
Mattco Forge, Inc.	First lien senior secured term loan	L + 7.25%	8.26%	12/6/2024	2,185	2,152	2,082	1.12%
						2,145	2,058	1.10%
Auto components
AvCarb, LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	11/12/2026	$666	$(11)	$(11)	(0.01)%
AvCarb, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.00%	11/12/2026	38	(1)	(1)	(0.00)%
AvCarb, LLC	First lien senior secured term loan	L + 6.00%	7.00%	11/12/2026	498	489	490	0.26%
Vehicle Accessories, Inc.	First lien senior secured revolving loan	P + 4.50%	8.00%	11/30/2026	38	3	3	0.00%
Vehicle Accessories, Inc.	First lien senior secured term loan	S + 5.50%	6.50%	11/30/2026	1,679	1,667	1,667	0.89%
						2,147	2,148	1.15%
Chemicals
AM Buyer, LLC (6)	First lien senior secured revolving loan	L + 6.75%	8.00%	5/1/2025	$111	$(2)	$(1)	(0.00)%
AM Buyer, LLC	First lien senior secured term loan	L + 6.75%	8.00%	5/1/2025	477	470	472	0.25%
Answer Acquisition, LLC	First lien senior secured revolving loan	L + 6.00%	7.00%	12/30/2026	38	3	3	0.00%
Answer Acquisition, LLC	First lien senior secured term loan	L + 6.00%	7.00%	12/30/2026	1,712	1,679	1,682	0.90%
SASE Company, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.01%	11/15/2026	38	(1)	(1)	(0.00)%
SASE Company, LLC	First lien senior secured term loan	L + 6.00%	7.01%	11/15/2026	1,441	1,415	1,417	0.76%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	L + 5.00%	6.00%	1/24/2025	324	(4)	(3)	(0.00)%
Teel Plastics, LLC	First lien senior secured term loan	L + 5.00%	6.00%	1/24/2025	1,809	1,788	1,792	0.96%
USALCO, LLC	First lien senior secured revolving loan	L + 6.00%	7.00%	10/19/2026	100	32	32	0.02%
USALCO, LLC	First lien senior secured term loan	L + 6.00%	7.00%	10/19/2027	1,898	1,880	1,885	1.01%
						7,260	7,278	3.90%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	12/30/2023	$75	$32	$32	0.02%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	P + 5.00%	8.50%	12/30/2027	38	12	12	0.01%
Alliance Environmental Group, LLC	First lien senior secured term loan	L + 6.00%	7.00%	12/30/2027	1,462	1,433	1,436	0.77%
Edko Acquisition, LLC (6)	First lien senior secured revolving loan	S + 5.75%	6.75%	6/25/2026	38	(1)	(1)	(0.00)%
Edko Acquisition, LLC	First lien senior secured term loan	S + 5.75%	6.75%	6/25/2026	1,148	1,127	1,129	0.61%
Gold Medal Holdings, Inc. (17)	First lien senior secured revolving loan	S + 7.00%	8.00%	3/17/2027	50	14	15	0.01%
Gold Medal Holdings, Inc.	First lien senior secured term loan	S + 7.00%	8.00%	3/17/2027	734	723	726	0.39%
Green Monster Acquisition, LLC (6)	First lien senior secured revolving loan	L + 5.50%	6.51%	12/28/2026	38	(1)	(1)	(0.00)%
Green Monster Acquisition, LLC	First lien senior secured term loan	L + 5.50%	6.51%	12/28/2026	1,185	1,163	1,164	0.62%
HLSG Intermediate, LLC (6)	First lien senior secured delayed draw term loan	S + 6.25%	7.74%	3/31/2028	96	(1)	(1)	(0.00)%
HLSG Intermediate, LLC (6)	First lien senior secured revolving loan	S + 6.25%	7.74%	3/31/2028	60	(1)	(1)	(0.00)%
HLSG Intermediate, LLC	First lien senior secured term loan	S + 6.25%	7.74%	3/31/2028	1,012	999	999	0.54%
Nimlok Company, LLC (6)(10)	First lien senior secured revolving loan	L + 7.50%	8.50%	11/27/2024	320	(3)	(6)	(0.00)%
Nimlok Company, LLC	First lien senior secured term loan	L + 7.50%	8.50%	11/27/2025	1,928	1,904	1,895	1.02%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S + 6.00%	7.00%	12/27/2026	90	89	89	0.05%
Steel City Wash, LLC (6)	First lien senior secured revolving loan	S + 6.00%	7.00%	12/27/2026	38	(1)	(1)	(0.00)%
Steel City Wash, LLC	First lien senior secured term loan	S + 6.00%	7.00%	12/27/2026	699	686	687	0.37%
						8,174	8,173	4.38%
Construction and engineering
BCI Burke Holding Corp. (6)	First lien senior secured delayed draw term loan	L + 5.75%	6.75%	12/14/2027	$132	$(2)	$(2)	(0.00)%
BCI Burke Holding Corp.	First lien senior secured revolving loan	L + 5.75%	6.75%	12/14/2027	79	16	16	0.01%
BCI Burke Holding Corp.	First lien senior secured term loan	L + 5.75%	6.75%	12/14/2027	915	902	903	0.48%
CPS HVAC Group, LLC (6)	First lien senior secured delayed draw term loan	L + 6.75%	7.76%	12/15/2026	150	(3)	(3)	(0.00)%
CPS HVAC Group, LLC	First lien senior secured revolving loan	P + 5.75%	9.25%	12/15/2026	38	5	5	0.00%
CPS HVAC Group, LLC	First lien senior secured term loan	L + 6.75%	7.76%	12/15/2026	274	269	269	0.14%
Domino Equipment Company, LLC (6)	First lien senior secured revolving loan	S + 6.25%	7.25%	4/1/2026	79	(2)	(1)	(0.00)%
Domino Equipment Company, LLC	First lien senior secured term loan	S + 6.25%	7.25%	4/1/2026	579	568	568	0.30%
Highland Acquisition, Inc.	First lien senior secured revolving loan	S + 5.50%	6.50%	3/9/2027	30	3	3	0.00%
Highland Acquisition, Inc.	First lien senior secured term loan	S + 5.50%	6.50%	3/9/2027	944	926	925	0.50%
						2,682	2,683	1.44%
Containers and packaging
Innovative FlexPak, LLC	First lien senior secured revolving loan	L + 6.00%	7.01%	1/23/2025	$627	$211	$214	0.11%
Innovative FlexPak, LLC	First lien senior secured term loan	L + 6.00%	7.01%	1/23/2025	2,651	2,611	2,628	1.41%
Jansy Packaging, LLC (6)	First lien senior secured revolving loan	S + 6.00%	7.00%	9/30/2023	470	(5)	(7)	(0.00)%
Jansy Packaging, LLC	First lien senior secured term loan	S + 6.00%	7.00%	9/30/2023	1,174	1,156	1,157	0.62%
MRC Keeler Acquisition, LLC (6)	First lien senior secured delayed draw term loan	L + 5.75%	6.76%	12/4/2025	150	(2)	(2)	(0.00)%
MRC Keeler Acquisition, LLC (6)	First lien senior secured revolving loan	L + 5.75%	6.76%	12/4/2025	150	(2)	(2)	(0.00)%
MRC Keeler Acquisition, LLC	First lien senior secured term loan	L + 5.75%	6.76%	12/4/2025	964	949	950	0.51%
Vanguard Packaging, LLC	First lien senior secured revolving loan	L + 5.25%	6.25%	8/9/2024	535	228	226	0.12%
Vanguard Packaging, LLC	First lien senior secured term loan	L + 5.25%	6.25%	8/9/2024	1,202	1,193	1,189	0.64%
						6,339	6,353	3.41%
Distributors
RTP Acquisition, LLC (6)	First lien senior secured revolving loan	L + 6.50%	7.51%	8/17/2026	$38	$(1)	$(1)	(0.00)%
RTP Acquisition, LLC	First lien senior secured term loan	L + 6.50%	7.51%	8/17/2026	535	525	526	0.28%
						524	525	0.28%
Diversified consumer services
50Floor, LLC (6)	First lien senior secured revolving loan	L + 5.75%	6.76%	12/31/2025	$199	$(3)	$(3)	(0.00)%
50Floor, LLC	First lien senior secured term loan	L + 5.75%	6.76%	12/31/2026	980	964	965	0.52%
Groundworks Operations, LLC	First lien senior secured delayed draw term loan	L + 5.00%	6.01%	1/17/2026	1,880	1,820	1,828	0.98%
Groundworks Operations, LLC (6)	First lien senior secured revolving loan	L + 5.00%	6.01%	1/17/2026	387	(5)	(3)	(0.00)%
Groundworks Operations, LLC	First lien senior secured term loan	L + 5.00%	6.01%	1/17/2026	2,498	2,465	2,478	1.33%
Home Brands Group Holdings, Inc. (6)	First lien senior secured revolving loan	L + 5.00%	6.00%	11/8/2026	48	(1)	(1)	(0.00)%
Home Brands Group Holdings, Inc.	First lien senior secured term loan	L + 5.00%	6.00%	11/8/2026	2,052	2,013	2,017	1.08%
ISSA, LLC	First lien senior secured revolving loan	L + 6.00%	7.01%	3/1/2027	131	63	64	0.03%
ISSA, LLC	First lien senior secured term loan	L + 6.00%	7.01%	3/1/2027	871	856	858	0.46%
Juniper Landscaping Holdings LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	12/29/2026	88	(1)	(1)	(0.00)%
Juniper Landscaping Holdings LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.00%	12/29/2026	44	(1)	(1)	(0.00)%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	L + 6.00%	7.00%	12/29/2026	1,324	1,301	1,304	0.70%
Kalkomey Enterprises, LLC	First lien senior secured revolving loan	L + 6.75%	8.00%	4/24/2025	77	30	30	0.02%
Kalkomey Enterprises, LLC	First lien senior secured term loan	L + 6.75%	8.00%	4/24/2026	1,058	1,038	1,043	0.56%
NSG Buyer, Inc. (6)	First lien senior secured revolving loan	L + 5.25%	6.25%	9/30/2024	294	(1)	(1)	(0.00)%
NSG Buyer, Inc.	First lien senior secured term loan	L + 5.25%	6.25%	9/30/2025	2,295	2,278	2,291	1.23%
PPW Acquisition, LLC	First lien senior secured revolving loan	L + 6.25%	7.25%	9/30/2026	38	16	16	0.01%
PPW Acquisition, LLC	First lien senior secured term loan	L + 6.25%	7.25%	9/30/2026	609	598	599	0.32%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	3/23/2026	1,073	299	300	0.16%
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	L + 6.00%	7.00%	3/23/2026	131	83	83	0.04%
United Land Services Opco Parent, LLC	First lien senior secured term loan	L + 6.00%	7.00%	3/23/2026	305	300	300	0.16%
						14,112	14,166	7.60%
Electrical equipment
AEP Passion Intermediate Holdings, Inc.	First lien senior secured delayed draw term loan	L + 5.50%	6.50%	10/5/2027	$72	$18	$18	0.01%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured revolving loan	L + 5.50%	6.50%	10/5/2027	48	30	30	0.02%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured term loan	L + 5.50%	6.50%	10/5/2027	1,291	1,273	1,275	0.68%
						1,321	1,323	0.71%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2022
  (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5) - Continued
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S + 7.00%	8.00%	11/22/2025		$324	$(4)	$(3)	(0.00)%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S + 7.00%	8.00%	11/22/2025		1,406	1,387	1,394	0.75%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	L + 5.75%	6.76%	10/18/2026		120	103	103	0.06%
Nelson Name Plate Company	First lien senior secured revolving loan	L + 5.75%	6.76%	10/18/2026		90	17	17	0.01%
Nelson Name Plate Company	First lien senior secured term loan	L + 5.75%	6.76%	10/18/2026		774	760	761	0.41%
							2,263	2,272	1.22%
Food and staples retailing
Engelman Baking Co., LLC	First lien senior secured revolving loan	L + 6.25%	7.25%	2/28/2025		$207	$41	$40	0.02%
Engelman Baking Co., LLC	First lien senior secured term loan	L + 6.25%	7.25%	2/28/2025		718	704	705	0.38%
Mad Rose Company, LLC (6)(15)	First lien senior secured revolving loan	S + 6.50%	7.50%	5/7/2026		119	(3)	(2)	(0.00)%
Mad Rose Company, LLC	First lien senior secured term loan	S + 6.50%	7.50%	5/7/2026		938	920	922	0.49%
Main Street Gourmet, LLC (6)	First lien senior secured delayed draw term loan	L + 5.25%	6.26%	11/10/2025		666	(9)	(8)	(0.00)%
Main Street Gourmet, LLC	First lien senior secured revolving loan	L + 5.25%	6.26%	11/10/2025		38	18	18	0.01%
Main Street Gourmet, LLC	First lien senior secured term loan	L + 5.25%	6.26%	11/10/2025		1,129	1,114	1,116	0.60%
NutriScience Innovations, LLC (6)(16)	First lien senior secured revolving loan	L + 7.00%	8.01%	4/21/2026		131	(2)	(2)	(0.00)%
NutriScience Innovations, LLC	First lien senior secured term loan	L + 7.00%	8.01%	4/21/2026		480	472	473	0.25%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	L + 6.00%	7.00%	11/24/2026		38	14	14	0.01%
SCP Beverage Buyer, LLC	First lien senior secured term loan	L + 6.00%	7.00%	11/24/2026		415	407	408	0.22%
							3,676	3,684	1.98%
Food products
Icelandirect, LLC	First lien senior secured revolving loan	L + 6.00%	7.00%	7/30/2026		$38	$20	$20	0.01%
Icelandirect, LLC	First lien senior secured term loan	L + 6.00%	7.00%	7/30/2026		690	678	678	0.36%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	P + 4.25%	7.75%	4/30/2027		174	32	32	0.02%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	L + 5.25%	6.26%	4/30/2027		813	801	803	0.43%
							1,531	1,533	0.82%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	L + 6.25%	7.25%	12/30/2026		$113	$111	$111	0.06%
Hydromax USA, LLC	First lien senior secured revolving loan	L + 6.25%	7.25%	12/30/2026		228	99	100	0.05%
Hydromax USA, LLC	First lien senior secured term loan	L + 6.25%	7.25%	12/30/2026		1,244	1,225	1,228	0.66%
							1,435	1,439	0.77%
Health care equipment and supplies
626 Holdings Equity, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	7.00%	2/14/2028		$315	$(6)	$(6)	(0.00)%
626 Holdings Equity, LLC (6)	First lien senior secured revolving loan	S + 6.00%	7.00%	2/14/2027		75	(1)	(1)	(0.00)%
626 Holdings Equity, LLC	First lien senior secured term loan	S + 6.00%	7.00%	2/14/2028		891	873	873	0.47%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	L + 6.50%	7.51%	3/30/2026		666	207	208	0.11%
EMSAR Acquisition LLC	First lien senior secured revolving loan	L + 6.50%	7.51%	3/30/2026		134	65	65	0.03%
EMSAR Acquisition LLC	First lien senior secured term loan	L + 6.50%	7.51%	3/30/2026		643	632	633	0.34%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	L + 7.00%	8.00%	4/8/2025		68	7	7	0.00%
Reliable Medical Supply LLC	First lien senior secured revolving loan	L + 7.00%	8.00%	4/8/2025		138	108	108	0.06%
Reliable Medical Supply LLC	First lien senior secured term loan	L + 7.00%	8.00%	4/8/2025		757	741	746	0.40%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	L + 6.00%	7.01%	1/20/2026		397	95	98	0.05%
SCA Buyer, LLC	First lien senior secured revolving loan	L + 6.00%	7.01%	1/20/2026		133	50	51	0.03%
SCA Buyer, LLC	First lien senior secured term loan	L + 6.00%	7.01%	1/20/2026		762	745	751	0.40%
Spectrum Solutions, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.00%	3/5/2026		267	(4)	(4)	(0.00)%
Spectrum Solutions, LLC	First lien senior secured term loan	L + 6.00%	7.00%	3/5/2026		687	676	677	0.36%
							4,188	4,206	2.26%
Health care providers and services
Agility Intermediate, Inc. (6)	First lien senior secured delayed draw term loan	L + 6.50%	7.50%	4/15/2026		$401	$(6)	$(6)	(0.00)%
Agility Intermediate, Inc. (6)	First lien senior secured revolving loan	L + 6.50%	7.50%	4/15/2026		134	(2)	(2)	(0.00)%
Agility Intermediate, Inc.	First lien senior secured term loan	L + 6.50%	7.50%	4/15/2026		244	240	240	0.13%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	L + 6.50%	7.50%	11/23/2025		448	408	408	0.22%
Apex Dental Partners, LLC	First lien senior secured revolving loan	L + 6.50%	7.50%	11/23/2025		150	35	35	0.02%
Apex Dental Partners, LLC	First lien senior secured term loan	L + 6.50%	7.50%	11/23/2025		626	617	618	0.33%
ASC Ortho Management, LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	12/31/2026		360	(7)	(6)	(0.00)%
ASC Ortho Management, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.00%	12/31/2026		38	(1)	(1)	(0.00)%
ASC Ortho Management, LLC	First lien senior secured term loan	L + 6.00%	7.00%	12/31/2026		523	513	514	0.28%
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	L + 5.50%	6.51%	1/21/2025		682	674	673	0.36%
ASP Global Acquisition, LLC (6)(11)	First lien senior secured revolving loan	L + 5.50%	6.51%	1/21/2025		485	(5)	(6)	(0.00)%
ASP Global Acquisition, LLC	First lien senior secured term loan	L + 5.50%	6.51%	1/21/2025		2,795	2,758	2,768	1.48%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S + 6.00%	7.00%	12/14/2025		843	680	681	0.37%
Beacon Oral Specialists Management LLC	First lien senior secured revolving loan	S + 6.00%	7.00%	12/14/2025		188	68	69	0.04%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S + 6.00%	7.00%	12/14/2025		950	935	937	0.50%
Behavior Frontiers, LLC (14)	First lien senior secured revolving loan	S + 7.50%	8.50%	5/21/2026		38	18	16	0.01%
Behavior Frontiers, LLC	First lien senior secured term loan	S + 7.50%	8.50%	5/21/2026		655	643	604	0.32%
Brightview, LLC (6)	First lien senior secured delayed draw term loan	L + 5.75%	6.75%	12/14/2026		107	(2)	(1)	(0.00)%
Brightview, LLC (6)	First lien senior secured revolving loan	L + 5.75%	6.75%	12/14/2026		52	(1)	(1)	(0.00)%
Brightview, LLC	First lien senior secured term loan	L + 5.75%	6.75%	12/14/2026		698	686	691	0.37%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured delayed draw term loan	C + 6.50%	7.50%	3/19/2026	C$	360	212	211	0.11%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	P + 5.50%	9.00%	3/19/2026	C$	267	204	205	0.11%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured term loan	C + 6.50%	7.50%	3/19/2026	C$	226	177	175	0.09%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	P + 5.50%	9.00%	3/19/2026		107	33	32	0.02%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	L + 5.25%	6.25%	8/11/2025		224	112	113	0.06%
Community Care Partners, LLC (6)	First lien senior secured revolving loan	L + 5.25%	6.25%	8/11/2025		38	(1)	(1)	(0.00)%
Community Care Partners, LLC	First lien senior secured term loan	L + 5.25%	6.25%	8/11/2025		654	644	645	0.35%
Dermatology Medical Partners OpCo, LLC	First lien senior secured delayed draw term loan	L + 6.50%	7.50%	10/29/2026		97	12	12	0.01%
Dermatology Medical Partners OpCo, LLC	First lien senior secured revolving loan	L + 6.50%	7.50%	10/29/2026		38	14	14	0.01%
Dermatology Medical Partners OpCo, LLC	First lien senior secured term loan	L + 6.50%	7.50%	10/29/2026		323	317	318	0.17%
Varsity DuvaSawko Operating Corp. (6)	First lien senior secured revolving loan	L + 6.00%	7.01%	11/27/2024		474	(5)	(4)	(0.00)%
Varsity DuvaSawko Operating Corp.	First lien senior secured term loan	L + 6.00%	7.01%	11/27/2024		2,676	2,646	2,653	1.42%
EH Management Company, LLC (6)	First lien senior secured revolving loan	L + 5.50%	6.51%	7/15/2026		38	(1)	(1)	(0.00)%
EH Management Company, LLC	First lien senior secured term loan	L + 5.50%	6.51%	7/15/2026		425	418	418	0.22%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.01%	12/21/2025		300	(5)	(4)	(0.00)%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	L + 6.00%	7.01%	12/21/2025		1,024	1,008	1,010	0.54%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	L + 6.25%	7.25%	10/22/2026		382	167	168	0.09%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	L + 6.25%	7.25%	10/22/2026		38	27	27	0.01%
Golden Bear PT Partners, LLC	First lien senior secured term loan	L + 6.25%	7.25%	10/22/2026		1,497	1,469	1,472	0.79%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	12/14/2023		322	317	317	0.17%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	12/14/2023		68	8	8	0.00%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.00%	8/20/2026		23	–	–	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	L + 6.00%	7.00%	8/20/2026		524	516	517	0.28%
Network Partners Acquisition, LLC (6)	First lien senior secured delayed draw term loan	L + 6.50%	7.51%	12/30/2026		113	(2)	(2)	(0.00)%
Network Partners Acquisition, LLC (6)	First lien senior secured revolving loan	L + 6.50%	7.51%	12/30/2026		38	(1)	(1)	(0.00)%
Network Partners Acquisition, LLC	First lien senior secured term loan	L + 6.50%	7.51%	12/30/2026		395	387	388	0.21%
Novum Orthopedic Partners Management, LLC (6)	First lien senior secured delayed draw term loan	L + 5.75%	7.25%	12/29/2027		256	(3)	(3)	(0.00)%
Novum Orthopedic Partners Management, LLC (6)	First lien senior secured revolving loan	L + 5.75%	7.25%	12/29/2026		75	(1)	(1)	(0.00)%
Novum Orthopedic Partners Management, LLC	First lien senior secured term loan	L + 5.75%	7.25%	12/29/2027		$1,866	$1,830	$1,838	$0.99%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2022
  (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5) - Continued
Health care providers and services - Continued
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	L + 6.50%	7.50%	12/31/2025	528	480	480	0.26%
Peak Dental Services, LLC	First lien senior secured revolving loan	L + 6.50%	7.50%	12/31/2025	133	25	25	0.01%
Peak Dental Services, LLC	First lien senior secured term loan	L + 6.50%	7.50%	12/31/2025	543	535	535	0.29%
Peak Investment Holdings, LLC	First lien senior secured delayed draw term loan	L + 6.50%	7.51%	12/6/2024	603	11	11	0.01%
Peak Investment Holdings, LLC (6)	First lien senior secured revolving loan	L + 6.50%	7.51%	12/6/2024	324	(4)	(5)	(0.00)%
Peak Investment Holdings, LLC	First lien senior secured term loan	L + 6.50%	7.51%	12/6/2024	1,298	1,281	1,281	0.69%
Pentec Acquisition Corp. (6)	First lien senior secured revolving loan	L + 6.00%	7.01%	10/8/2026	75	(1)	(1)	(0.00)%
Pentec Acquisition Corp.	First lien senior secured term loan	L + 6.00%	7.01%	10/8/2026	1,003	985	994	0.53%
Revival Animal Health, LLC (6)	First lien senior secured revolving loan	L + 6.25%	7.26%	4/6/2026	131	(2)	(2)	(0.00)%
Revival Animal Health, LLC	First lien senior secured term loan	L + 6.25%	7.26%	4/6/2026	982	965	968	0.52%
RQM Buyer, Inc. (6)	First lien senior secured delayed draw term loan	L + 5.75%	6.75%	8/12/2026	84	(1)	(1)	(0.00)%
RQM Buyer, Inc. (6)	First lien senior secured revolving loan	L + 5.75%	6.75%	8/12/2026	150	(3)	(1)	(0.00)%
RQM Buyer, Inc.	First lien senior secured term loan	L + 5.75%	6.75%	8/12/2026	1,159	1,139	1,149	0.62%
SAMGI Buyer, Inc. (6)	First lien senior secured revolving loan	L + 6.00%	7.01%	4/14/2025	138	(3)	(2)	(0.00)%
SAMGI Buyer, Inc.	First lien senior secured term loan	L + 6.00%	7.01%	4/14/2025	1,161	1,140	1,145	0.61%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	L + 5.50%	6.50%	12/15/2023	1,320	544	555	0.30%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	L + 5.50%	6.50%	9/25/2025	218	82	84	0.05%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	L + 5.50%	6.50%	9/25/2025	946	928	934	0.50%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	10/29/2026	180	62	62	0.03%
Signature Dental Partners LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.00%	10/29/2026	38	(1)	(1)	(0.00)%
Signature Dental Partners LLC	First lien senior secured term loan	L + 6.00%	7.00%	10/29/2026	867	851	853	0.46%
Silver Falls MSO, LLC	First lien senior secured revolving loan	L + 6.25%	7.25%	8/30/2024	235	232	229	0.12%
Silver Falls MSO, LLC	First lien senior secured term loan	L + 6.25%	7.25%	8/30/2024	1,300	1,284	1,270	0.68%
SimiTree Acquisition LLC	First lien senior secured delayed draw term loan	S + 6.25%	7.25%	12/21/2024	899	869	874	0.47%
SimiTree Acquisition LLC (6)	First lien senior secured revolving loan	S+ 6.25%	7.25%	5/17/2026	178	(3)	(2)	(0.00)%
SimiTree Acquisition LLC	First lien senior secured term loan	S + 6.25%	7.25%	5/17/2026	1,242	1,221	1,225	0.66%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S + 6.25%	7.25%	12/30/2025	525	290	291	0.16%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S + 6.25%	7.25%	12/30/2025	225	41	41	0.02%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S + 6.25%	7.25%	12/30/2025	869	852	854	0.46%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	L + 5.75%	6.76%	1/27/2026	529	517	521	0.28%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	L + 5.75%	6.76%	1/27/2026	373	365	368	0.20%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	L + 5.75%	6.76%	1/27/2026	134	85	86	0.05%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	L + 5.75%	6.76%	1/27/2026	332	326	327	0.18%
Southern Sports Medicine Partners, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	7.00%	2/23/2027	171	(3)	(3)	(0.00)%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S + 6.00%	7.00%	2/23/2027	60	14	14	0.01%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S + 6.00%	7.00%	2/23/2027	642	633	633	0.34%
Vital Care Buyer, LLC	First lien senior secured revolving loan	P + 4.50%	8.00%	10/19/2025	580	167	167	0.09%
Vital Care Buyer, LLC	First lien senior secured term loan	L + 5.50%	6.51%	10/19/2025	914	902	904	0.48%
Western Veterinary Partners, LLC	First lien senior secured delayed draw term loan	S + 5.75%	6.75%	10/29/2026	334	135	136	0.07%
Western Veterinary Partners, LLC (6)	First lien senior secured revolving loan	S + 5.75%	6.75%	10/29/2026	24	–	–	0.00%
Western Veterinary Partners, LLC	First lien senior secured term loan	S + 5.75%	6.75%	10/29/2026	1,023	1,004	1,008	0.54%
						36,694	36,761	19.72%
Health care technology
Millennia Patient Services, LLC (6)	First lien senior secured delayed draw term loan	L + 6.50%	7.51%	3/8/2026	$267	$(4)	$(4)	(0.00)%
Millennia Patient Services, LLC (6)	First lien senior secured revolving loan	L + 6.50%	7.51%	3/8/2026	134	(2)	(2)	(0.00)%
Millennia Patient Services, LLC	First lien senior secured term loan	L + 6.50%	7.51%	3/8/2026	998	982	983	0.53%
Spear Education, LLC	First lien senior secured revolving loan	L + 5.25%	6.25%	2/26/2025	414	53	47	0.03%
Spear Education, LLC	First lien senior secured term loan	L + 5.25%	6.25%	2/26/2025	860	854	843	0.45%
						1,883	1,867	1.00%
Household durables
Storm Smart Buyer LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.01%	4/5/2026	$131	$(2)	$(2)	(0.00)%
Storm Smart Buyer LLC	First lien senior secured term loan	L + 6.00%	7.01%	4/5/2026	915	900	901	0.48%
Trademark Global, LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	7/30/2024	61	–	–	0.00%
Trademark Global, LLC	First lien senior secured revolving loan	L + 6.00%	7.00%	7/30/2024	113	108	108	0.06%
Trademark Global, LLC	First lien senior secured term loan	L + 6.00%	7.00%	7/30/2024	1,829	1,822	1,826	0.98%
						2,828	2,833	1.52%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	L + 6.00%	7.00%	12/18/2025	$188	$67	$68	0.04%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	L + 6.00%	7.00%	12/18/2025	2,534	2,491	2,499	1.34%
DealerOn Inc. (6)	First lien senior secured revolving loan	S + 5.50%	6.50%	11/19/2024	314	(4)	(2)	(0.00)%
DealerOn Inc.	First lien senior secured term loan	S + 5.50%	6.50%	11/19/2024	1,612	1,591	1,600	0.86%
						4,145	4,165	2.23%
IT services
Data Source Intermediate Holdings, LLC (6)	First lien senior secured revolving loan	L + 5.50%	6.50%	2/11/2025	$123	$(1)	$(1)	(0.00)%
Data Source Intermediate Holdings, LLC	First lien senior secured term loan	L + 5.50%	6.50%	2/11/2025	822	812	815	0.44%
E-Phoenix Acquisition Co. Inc. (6)	First lien senior secured revolving loan	L + 5.50%	6.51%	6/23/2027	75	(1)	(1)	(0.00)%
E-Phoenix Acquisition Co. Inc.	First lien senior secured term loan	L + 5.50%	6.51%	6/23/2027	1,441	1,425	1,428	0.77%
FreshAddress, LLC (6)	First lien senior secured revolving loan	L + 5.50%	6.51%	10/5/2025	30	–	–	0.00%
FreshAddress, LLC	First lien senior secured term loan	L + 5.50%	6.51%	10/5/2025	1,702	1,679	1,682	0.90%
P and R Dental Strategies, LLC (6)	First lien senior secured revolving loan	L + 6.50%	7.51%	12/22/2026	23	–	–	0.00%
P and R Dental Strategies, LLC	First lien senior secured term loan	L + 6.50%	7.51%	12/22/2026	658	646	647	0.35%
The Stratix Corporation	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	11/19/2027	75	74	74	0.04%
The Stratix Corporation (6)	First lien senior secured revolving loan	L + 6.00%	7.00%	11/19/2027	75	(1)	(1)	(0.00)%
The Stratix Corporation	First lien senior secured term loan	L + 6.00%	7.00%	11/19/2027	1,163	1,141	1,143	0.61%
						5,774	5,786	3.10%
Leisure equipment and products
MacNeill Pride Group Corp.	First lien senior secured delayed draw term loan	S + 6.25%	7.25%	4/22/2026	$504	$392	$393	0.21%
MacNeill Pride Group Corp.	First lien senior secured revolving loan	S + 6.25%	7.25%	4/22/2026	287	127	127	0.07%
MacNeill Pride Group Corp.	First lien senior secured term loan	S + 6.25%	7.25%	4/22/2026	873	865	868	0.47%
Performance PowerSports Group Purchaser, Inc.	First lien senior secured revolving loan	S + 5.75%	6.75%	10/8/2026	56	43	43	0.02%
Performance PowerSports Group Purchaser, Inc.	First lien senior secured term loan	S + 5.75%	6.75%	10/8/2026	1,615	1,584	1,584	0.85%
						3,011	3,015	1.62%
Leisure products
Motis Brands, Inc.	First lien senior secured delayed draw term loan	L + 5.50%	6.50%	8/31/2026	$79	$77	$77	0.04%
Motis Brands, Inc.	First lien senior secured revolving loan	L + 5.50%	6.50%	8/31/2026	56	47	47	0.03%
Motis Brands, Inc.	First lien senior secured term loan	L + 5.50%	6.50%	8/31/2026	661	649	650	0.35%
						773	774	0.42%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	L + 5.25%	6.26%	5/3/2026	$267	$(4)	$(4)	(0.00)%
Aptitude Health Holdings, LLC	First lien senior secured term loan	L + 5.25%	6.26%	5/3/2026	1,112	1,092	1,095	0.59%
						1,088	1,091	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2022
  (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5) - Continued
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	L + 5.75%	6.75%	4/30/2026		$173	$14	$15	0.01%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	L + 5.75%	6.75%	4/30/2026		942	927	928	0.50%
DNS IMI Acquisition Corp (6)	First lien senior secured delayed draw term loan	L + 5.50%	6.51%	11/23/2026		75	(1)	(1)	(0.00)%
DNS IMI Acquisition Corp	First lien senior secured revolving loan	L + 5.50%	6.51%	11/23/2026		56	6	6	0.00%
DNS IMI Acquisition Corp	First lien senior secured term loan	L + 5.50%	6.51%	11/23/2026		1,661	1,630	1,633	0.88%
Industrial Dynamics Company, Ltd. (6)(9)	First lien senior secured revolving loan	L + 6.00%	7.25%	8/20/2024		141	(2)	(2)	(0.00)%
Industrial Dynamics Company, Ltd.	First lien senior secured term loan	L + 6.00%	7.25%	8/20/2024		892	881	879	0.47%
							3,455	3,458	1.85%
Media
ALM Media, LLC (6)(8)	First lien senior secured revolving loan	L + 6.50%	7.51%	11/25/2024		$971	$(12)	$(12)	(0.01)%
ALM Media, LLC	First lien senior secured term loan	L + 6.50%	7.51%	11/25/2024		2,580	2,544	2,546	1.37%
Exclusive Concepts, LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	12/9/2026		225	(4)	(4)	(0.00)%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.00%	12/9/2026		23	–	–	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	L + 6.00%	7.00%	12/9/2026		631	619	620	0.33%
Infolinks Media Buyco, LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	7.01%	11/1/2026		39	–	–	0.00%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.01%	11/1/2026		38	(1)	(1)	(0.00)%
Infolinks Media Buyco, LLC	First lien senior secured term loan	L + 6.00%	7.01%	11/1/2026		1,161	1,140	1,142	0.61%
The Channel Company, LLC (6)	First lien senior secured revolving loan	S + 5.25%	6.25%	11/1/2027		62	(1)	(1)	(0.00)%
The Channel Company, LLC	First lien senior secured term loan	S + 5.25%	6.25%	11/1/2027		1,894	1,862	1,866	1.00%
							6,147	6,156	3.30%
Metals and mining
Copperweld Group, Inc. (6)	First lien senior secured revolving loan	S + 5.50%	6.50%	9/27/2024		$493	$(8)	$(7)	(0.00)%
Copperweld Group, Inc.	First lien senior secured term loan	S + 5.50%	6.50%	9/27/2024		2,683	2,637	2,642	1.42%
							2,629	2,635	1.41%
Personal products
Cosmetic Solutions, LLC	First lien senior secured delayed draw term loan	L + 5.75%	6.75%	10/17/2025		$366	$362	$362	0.19%
Cosmetic Solutions, LLC (6)	First lien senior secured revolving loan	L + 5.75%	6.75%	10/17/2025		344	(4)	(4)	(0.00)%
Cosmetic Solutions, LLC	First lien senior secured term loan	L + 5.75%	6.75%	10/17/2025		2,775	2,736	2,743	1.47%
							3,094	3,101	1.66%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C + 6.50%	7.73%	7/23/2026		$30	$(1)	$–	0.00%
Bio Agri Mix Holdings Inc. (7)	First lien senior secured term loan	C + 6.50%	7.73%	7/23/2026	C$	1,254	979	987	0.53%
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C + 6.50%	7.73%	7/23/2026	C$	38	(1)	(1)	(0.00)%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	L + 5.50%	6.50%	9/22/2026		300	24	25	0.01%
Formulated Buyer, LLC	First lien senior secured revolving loan	L + 5.50%	6.50%	9/22/2026		188	64	64	0.03%
Formulated Buyer, LLC	First lien senior secured term loan	L + 5.50%	6.50%	9/22/2026		464	456	456	0.24%
Maxor National Pharmacy Services, LLC (6)	First lien senior secured revolving loan	L + 5.50%	6.51%	12/6/2027		84	(2)	(1)	(0.00)%
Maxor National Pharmacy Services, LLC	First lien senior secured term loan	L + 5.50%	6.51%	12/6/2027		1,807	1,777	1,776	0.95%
							3,296	3,306	1.77%
Professional services
Stax Holding Company, LLC (6)	First lien senior secured revolving loan	L + 5.25%	6.26%	10/29/2026		$60	$(1)	$(1)	(0.00)%
Stax Holding Company, LLC	First lien senior secured term loan	L + 5.25%	6.26%	10/29/2026		823	812	814	0.44%
							811	813	0.44%
Real estate management and development
BBG Intermediate Holdings, Inc. (12)	First lien senior secured revolving loan	S + 6.50%	7.50%	1/8/2026		$233	$–	$1	0.00%
BBG Intermediate Holdings, Inc.	First lien senior secured term loan	S + 6.50%	7.50%	1/8/2026		1,769	1,738	1,748	0.94%
							1,738	1,749	0.94%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	P + 4.50%	8.00%	9/2/2026		$45	$4	$4	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	L + 5.50%	6.51%	9/2/2026		727	714	715	0.38%
							718	719	0.39%
Software
Affinitiv, Inc. (6)	First lien senior secured revolving loan	S + 6.50%	7.50%	8/26/2024		$248	$(3)	$(2)	(0.00)%
Affinitiv, Inc.	First lien senior secured term loan	S + 6.50%	7.50%	8/26/2024		2,265	2,237	2,251	1.21%
ShiftKey, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7.01%	3/17/2026		241	(3)	(3)	(0.00)%
ShiftKey, LLC	First lien senior secured term loan	L + 6.00%	7.01%	3/17/2026		933	922	922	0.49%
							3,153	3,168	1.70%
Specialty retail
Dykstra’s Auto, LLC	First lien senior secured delayed draw term loan	L + 5.50%	6.51%	10/22/2026		$187	$70	$70	0.04%
Dykstra’s Auto, LLC (6)	First lien senior secured revolving loan	P + 4.25%	7.50%	10/22/2026		38	(1)	(1)	(0.00)%
Dykstra’s Auto, LLC	First lien senior secured term loan	L + 5.50%	6.51%	10/22/2026		495	486	487	0.26%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	L + 6.00%	7.00%	12/22/2023		225	148	148	0.08%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	L + 6.00%	7.00%	12/22/2026		38	11	11	0.01%
Kaizen Auto Care, LLC	First lien senior secured term loan	L + 6.00%	7.00%	12/22/2026		778	763	765	0.41%
Leonard Group, Inc.	First lien senior secured revolving loan	L + 6.00%	7.00%	2/26/2026		197	128	128	0.07%
Leonard Group, Inc.	First lien senior secured term loan	L + 6.00%	7.00%	2/26/2026		1,252	1,232	1,234	0.66%
Pink Lily Holdings, LLC	First lien senior secured revolving loan	L + 6.50%	7.50%	11/16/2027		63	24	24	0.01%
Pink Lily Holdings, LLC	First lien senior secured term loan	L + 6.50%	7.50%	11/16/2027		1,367	1,345	1,348	0.72%
							4,206	4,214	2.26%
Textiles, apparel and luxury goods
Lakeshirts LLC	First lien senior secured revolving loan	S + 4.75%	5.75%	12/23/2024		$398	$315	$314	0.17%
Lakeshirts LLC	First lien senior secured term loan	S + 4.75%	5.75%	12/23/2025		1,671	1,652	1,648	0.88%
							1,967	1,962	1.05%
Trading companies and distributors
AFC Industries, Inc.	First lien senior secured delayed draw term loan	L + 6.25%	7.25%	12/20/2023		$354	$350	$351	0.19%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	L + 6.25%	7.25%	12/20/2023		129	7	7	0.00%
AFC Industries, Inc. (13)	First lien senior secured revolving loan	L + 6.25%	7.25%	10/9/2026		131	113	113	0.06%
AFC Industries, Inc.	First lien senior secured term loan	L + 6.25%	7.25%	4/9/2027		746	737	739	0.40%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	L + 5.75%	6.75%	10/31/2025		1,042	563	572	0.31%
Banner Buyer, LLC	First lien senior secured revolving loan	L + 5.75%	6.75%	10/31/2025		370	119	121	0.06%
Banner Buyer, LLC	First lien senior secured term loan	L + 5.75%	6.75%	10/31/2025		1,382	1,366	1,372	0.74%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S + 5.50%	6.50%	1/17/2025		439	151	150	0.08%
Empire Equipment Company, LLC	First lien senior secured term loan	S + 5.50%	6.50%	1/17/2025		1,472	1,451	1,451	0.78%
Montway LLC (6)	First lien senior secured delayed draw term loan	L + 6.25%	7.26%	11/4/2025		675	(11)	(10)	(0.01)%
Montway LLC (6)	First lien senior secured revolving loan	L + 6.25%	7.26%	11/4/2025		150	(2)	(2)	(0.00)%
Montway LLC	First lien senior secured term loan	L + 6.25%	7.26%	11/4/2025		721	709	710	0.38%
Shearer Supply, LLC	First lien senior secured revolving loan	S + 5.50%	6.50%	9/17/2027		113	44	44	0.02%
Shearer Supply, LLC	First lien senior secured term loan	S + 5.50%	6.50%	9/17/2027		929	911	914	0.49%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	L + 4.75%	5.75%	10/31/2025		314	(4)	(3)	(0.00)%
Triad Technologies, LLC	First lien senior secured term loan	L + 4.75%	5.75%	10/31/2025		938	926	929	0.50%
							7,430	7,458	4.00%
Water utilities
Diamondback Buyer, LLC (6)	First lien senior secured revolving loan	L + 5.50%	6.51%	7/22/2026		$75	$(1)	$(1)	(0.00)%
Diamondback Buyer, LLC	First lien senior secured term loan	L + 5.50%	6.51%	7/22/2026		853	837	841	0.45%
							836	840	0.45%
Total non-controlled/non-affiliated senior secured debt							$153,473	$153,712	82.44%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2022
  (Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	19.50%	7/17/2025		$11	$11	0.01%
Shearer Supply, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	19.50%	3/17/2028		5	5	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes						16	16	0.01%
Total non-controlled/non-affiliated investments						$153,489	$153,728	82.45%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (18)	Equity - 2.10% membership interest					$6,426	$8,447	4.53%
Twin Brook Segregated Equity Holdings, LLC (18)	Equity - 2.11% membership interest					14	18	0.01%
Total non-controlled/affiliated investments						$6,440	$8,465	4.54%
Total investments						$159,929	$162,193	86.99%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
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
(5)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR” or “L”), the Term Secured Overnight Financing Rate (“SOFR” or S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan.  For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement. As of March 31, 2022, the reference rates for the floating rate loans were the 1 Month L of 0.45%, 3 Month L of 0.96%, 6 Month L of 1.47%, 3 Month CDOR of 1.26%, 1 Month SOFR of 0.16%, 3 Month SOFR of 0.09%, 6 Month SOFR of 0.07% and the Prime Rate of 3.50%.

(6)
Represents revolvers and delayed draw term loans where the entire balance is unfunded as of March 31, 2022.  The negative fair value is a result of the commitment being valued below par.  Refer to Note 8 for further information.

(7)
Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2022, non-qualifying assets represented approximately 3.37% of the total assets of the Company.

(8)	Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(9)	Principal balance includes reserve for letter of credit of $11,568 on which the borrower pays 6.00%.
(10)	Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 7.50%.
(11)	Principal balance includes reserve for letter of credit of $2,834 on which the borrower pays 5.50%.
(12)	Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.50%.
(13)	Principal balance includes reserve for letter of credit of $4,978 on which the borrower pays 6.25%.
(14)	Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 7.50%.
(15)	Principal balance includes reserve for letter of credit of $2,851 on which the borrower pays 6.50%.
(16)	Principal balance includes reserve for letter of credit of $3,930 on which the borrower pays 7.00%.
(17)	Principal balance includes reserve for letter of credit of $15,464 on which the borrower pays 7.00%.
(18)
As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels.  This represents an investment in an affiliated fund.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2022
  (Unaudited)

Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 475	CAD 585	6/27/2022	$7
Wells Fargo Bank, National Association	CAD 11	USD 9	6/27/2022	–
Wells Fargo Bank, National Association	USD 1,112	CAD 1,375	10/21/2022	13
Wells Fargo Bank, National Association	CAD 68	USD 54	10/21/2022	1
Wells Fargo Bank, National Association	USD 236	CAD 299	4/18/2022	(3)
Total				$18

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Aerospace and defense
Mattco Forge, Inc. (13)	First lien senior secured revolving loan	L + 7.25%	12/6/2024		$506	$(7)	$(24)	(0.01)%
Mattco Forge, Inc. (9)	First lien senior secured term loan	L + 7.25%	12/6/2024		2,190	2,156	2,087	1.13%
						2,149	2,063	1.12%
Auto components
AvCarb, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/12/2026		$666	$(12)	$(13)	(0.01)%
AvCarb, LLC (8)(13)	First lien senior secured revolving loan	L + 6.00%	11/12/2026		38	(1)	(1)	0.00%
AvCarb, LLC (8)(11)	First lien senior secured term loan	L + 6.00%	11/12/2026		500	490	490	0.27%
Vehicle Accessories, Inc. (13)	First lien senior secured revolving loan	L + 5.50%	11/30/2026		38	–	–	0.00%
Vehicle Accessories, Inc. (8)	First lien senior secured term loan	L + 5.50%	11/30/2026		1,832	1,818	1,818	0.99%
						2,295	2,294	1.25%
Chemicals
AM Buyer, LLC (13)	First lien senior secured revolving loan	L + 6.75%	5/1/2025		$111	$(2)	$(1)	(0.00)%
AM Buyer, LLC (8)	First lien senior secured term loan	L + 6.75%	5/1/2025		478	470	472	0.26%
Answer Acquisition, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/30/2026		38	(1)	(1)	(0.00)%
Answer Acquisition, LLC (8)	First lien senior secured term loan	L + 6.00%	12/30/2026		1,716	1,682	1,682	0.91%
SASE Company, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/15/2026		38	(1)	(1)	(0.00)%
SASE Company, LLC (8)	First lien senior secured term loan	L + 6.00%	11/15/2026	C$	233	228	228	0.12%
SASE Company, LLC (8)	First lien senior secured term loan	L + 6.00%	11/15/2026		1,212	1,189	1,188	0.65%
Teel Plastics, LLC (13)	First lien senior secured revolving loan	L + 5.00%	1/24/2025		324	(4)	(4)	(0.00)%
Teel Plastics, LLC (6)	First lien senior secured term loan	L + 5.00%	1/24/2025		1,814	1,790	1,793	0.97%
USALCO, LLC (6)	First lien senior secured revolving loan	L + 6.00%	10/19/2026		100	7	7	0.00%
USALCO, LLC (8)	First lien senior secured term loan	L + 6.00%	10/19/2027		1,903	1,884	1,885	1.02%
						7,242	7,248	3.94%
Commercial services and supplies
Alliance Environmental Group, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/30/2023		$75	$(1)	$(1)	(0.00)%
Alliance Environmental Group, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/30/2023		38	(1)	(1)	(0.00)%
Alliance Environmental Group, LLC (8)	First lien senior secured term loan	L + 6.00%	12/30/2027		1,465	1,436	1,436	0.78%
Edko Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.75%	6/25/2026		38	(1)	(1)	(0.00)%
Edko Acquisition, LLC (8)	First lien senior secured term loan	L + 5.75%	6/25/2026		1,020	1,001	1,003	0.54%
Green Monster Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.50%	12/28/2026		38	(1)	(1)	(0.00)%
Green Monster Acquisition, LLC (6)	First lien senior secured term loan	L + 5.50%	12/28/2026		1,188	1,164	1,164	0.63%
Nimlok Company, LLC (13)(17)	First lien senior secured revolving loan	L + 7.50%	11/27/2024		320	(4)	(7)	(0.00)%
Nimlok Company, LLC (8)	First lien senior secured term loan	L + 7.50%	11/27/2025		1,926	1,900	1,876	1.02%
Steel City Wash, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	12/27/2026		90	89	89	0.05%
Steel City Wash, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/27/2026		38	(1)	(1)	(0.00)%
Steel City Wash, LLC (8)	First lien senior secured term loan	L + 6.00%	12/27/2026		409	401	401	0.22%
						5,982	5,957	3.24%
Construction and engineering
BCI Burke Holding Corp. (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2027		$132	$(2)	$(2)	(0.00)%
BCI Burke Holding Corp. (7)	First lien senior secured revolving loan	L + 5.75%	12/14/2027		79	14	14	0.01%
BCI Burke Holding Corp. (7)	First lien senior secured term loan	L + 5.75%	12/14/2027		1,785	1,758	1,758	0.95%
CPS HVAC Group, LLC (13)	First lien senior secured delayed draw term loan	L + 6.75%	12/15/2026		150	(3)	(3)	(0.00)%
CPS HVAC Group, LLC (13)	First lien senior secured revolving loan	L + 6.75%	12/15/2026		38	(1)	(1)	(0.00)%
CPS HVAC Group, LLC (8)	First lien senior secured term loan	L + 6.75%	12/15/2026		275	269	269	0.15%
Domino Equipment Company, LLC (13)	First lien senior secured revolving loan	L + 6.25%	4/1/2026		79	(1)	(1)	(0.00)%
Domino Equipment Company, LLC (8)	First lien senior secured term loan	L + 6.25%	4/1/2026		581	571	571	0.31%
						2,605	2,605	1.42%
Containers and packaging
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	L + 6.00%	1/23/2025		$627	$210	$214	0.12%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	L + 6.00%	1/23/2025		2,668	2,624	2,643	1.44%
Jansy Packaging, LLC (13)	First lien senior secured revolving loan	L + 7.00%	9/30/2022		706	(5)	(15)	(0.01)%
Jansy Packaging, LLC (8)	First lien senior secured term loan	L + 7.00%	9/30/2022		1,090	1,078	1,067	0.58%
MRC Keeler Acquisition, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/4/2025		150	(2)	(2)	(0.00)%
MRC Keeler Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/4/2025		150	(2)	(2)	(0.00)%
MRC Keeler Acquisition, LLC (8)	First lien senior secured term loan	L + 5.75%	12/4/2025		966	951	952	0.52%
Vanguard Packaging, LLC (8)(9)	First lien senior secured revolving loan	L + 5.25%	8/9/2024		535	228	225	0.12%
Vanguard Packaging, LLC (8)	First lien senior secured term loan	L + 5.25%	8/9/2024		1,205	1,195	1,191	0.65%
						6,277	6,273	3.41%
Distributors
RTP Acquisition, LLC (13)	First lien senior secured revolving loan	L + 6.50%	8/17/2026		$38	$(1)	$(1)	(0.00)%
RTP Acquisition, LLC (8)	First lien senior secured term loan	L + 6.50%	8/17/2026		536	526	527	0.29%
						525	526	0.29%
Diversified consumer services
50Floor, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/31/2025		$199	$(3)	$(3)	(0.00)%
50Floor, LLC (8)	First lien senior secured term loan	L + 5.75%	12/31/2026		982	965	967	0.53%
Groundworks Operations, LLC (8)	First lien senior secured delayed draw term loan	L + 5.00%	1/17/2026		2,035	1,821	1,828	0.99%
Groundworks Operations, LLC (13)	First lien senior secured revolving loan	L + 5.00%	1/17/2026		387	(5)	(4)	(0.00)%
Groundworks Operations, LLC (8)	First lien senior secured term loan	L + 5.00%	1/17/2026		2,504	2,469	2,480	1.35%
Home Brands Group Holdings, Inc. (13)	First lien senior secured revolving loan	L + 5.00%	11/8/2026		48	(1)	(1)	(0.00)%
Home Brands Group Holdings, Inc. (8)	First lien senior secured term loan	L + 5.00%	11/8/2026		2,094	2,053	2,053	1.12%
ISSA, LLC (8)	First lien senior secured revolving loan	L + 6.00%	3/1/2027		131	63	63	0.03%
ISSA, LLC (8)	First lien senior secured term loan	L + 6.00%	3/1/2027		873	858	859	0.47%
Juniper Landscaping Holdings LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2023		88	(2)	(2)	(0.00)%
Juniper Landscaping Holdings LLC (6)(8)	First lien senior secured revolving loan	L + 6.00%	12/29/2026		44	21	21	0.01%
Juniper Landscaping Holdings LLC (6)(8)	First lien senior secured term loan	L + 6.00%	12/29/2026		1,477	1,452	1,452	0.79%
Kalkomey Enterprises, LLC (13)	First lien senior secured revolving loan	L + 6.50%	4/24/2025		77	(1)	(1)	(0.00)%
Kalkomey Enterprises, LLC (8)	First lien senior secured term loan	L + 6.50%	4/24/2026		1,060	1,039	1,045	0.57%
NSG Buyer, Inc. (13)	First lien senior secured revolving loan	L + 5.50%	9/30/2024		294	(2)	(1)	(0.00)%
NSG Buyer, Inc. (6)	First lien senior secured term loan	L + 5.50%	9/30/2025		2,306	2,286	2,292	1.25%
PPW Acquisition, LLC (12)	First lien senior secured revolving loan	P + 5.25%	9/30/2026		38	7	7	0.00%
PPW Acquisition, LLC (8)	First lien senior secured term loan	L + 6.25%	9/30/2026		611	599	600	0.33%
United Land Services Opco Parent, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	3/23/2026		1,073	191	192	0.10%
United Land Services Opco Parent, LLC (6)	First lien senior secured revolving loan	L + 6.00%	3/23/2026		131	79	79	0.04%
United Land Services Opco Parent, LLC (8)	First lien senior secured term loan	L + 6.00%	3/23/2026		306	300	301	0.16%
						14,189	14,227	7.73%
Electrical equipment
AEP Passion Intermediate Holdings, Inc. (13)	First lien senior secured delayed draw term loan	L + 5.50%	10/5/2027		$72	$(1)	$(1)	(0.00)%
AEP Passion Intermediate Holdings, Inc. (6)	First lien senior secured revolving loan	L + 5.50%	10/5/2027		48	28	28	0.02%
AEP Passion Intermediate Holdings, Inc. (6)	First lien senior secured term loan	L + 5.50%	10/5/2027		1,294	1,275	1,278	0.69%
						1,302	1,305	0.71%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5) - Continued
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (13)	First lien senior secured revolving loan	L + 7.00%	11/22/2025	$324	$(4)	$(6)	(0.00)%
Advanced Lighting Acquisition, LLC (6)(8)	First lien senior secured term loan	L + 7.00%	11/22/2025	1,434	1,413	1,408	0.76%
Nelson Name Plate Company (8)	First lien senior secured delayed draw term loan	L + 5.75%	10/18/2026	120	103	103	0.06%
Nelson Name Plate Company (8)	First lien senior secured revolving loan	L + 5.75%	10/18/2026	90	10	10	0.01%
Nelson Name Plate Company (8)	First lien senior secured term loan	L + 5.75%	10/18/2026	776	761	761	0.41%
					2,283	2,276	1.24%
Food and staples retailing
Engelman Baking Co., LLC (8)	First lien senior secured revolving loan	L + 6.75%	2/28/2025	$207	$50	$48	0.03%
Engelman Baking Co., LLC (8)	First lien senior secured term loan	L + 6.75%	2/28/2025	720	705	699	0.38%
Mad Rose Company, LLC (13)(22)	First lien senior secured revolving loan	L + 6.50%	5/7/2026	119	(3)	(2)	(0.00)%
Mad Rose Company, LLC (6)	First lien senior secured term loan	L + 6.50%	5/7/2026	895	877	879	0.48%
Main Street Gourmet, LLC (13)	First lien senior secured delayed draw term loan	L + 5.25%	11/10/2025	666	(10)	(10)	(0.01)%
Main Street Gourmet, LLC (13)	First lien senior secured revolving loan	L + 5.25%	11/10/2025	38	(1)	(1)	(0.00)%
Main Street Gourmet, LLC (8)	First lien senior secured term loan	L + 5.25%	11/10/2025	1,132	1,116	1,116	0.61%
NutriScience Innovations, LLC (13)	First lien senior secured revolving loan	L + 7.00%	4/21/2026	131	(2)	(2)	(0.00)%
NutriScience Innovations, LLC (8)	First lien senior secured term loan	L + 7.00%	4/21/2026	482	473	474	0.26%
SCP Beverage Buyer, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/24/2026	38	(1)	(1)	(0.00)%
SCP Beverage Buyer, LLC (6)	First lien senior secured term loan	L + 6.00%	11/24/2026	416	408	408	0.22%
					3,612	3,608	1.96%
Food products
Icelandirect, LLC (9)(12)	First lien senior secured revolving loan	L + 6.00%	7/30/2026	$38	$14	$14	0.01%
Icelandirect, LLC (8)(9)	First lien senior secured term loan	L + 6.00%	7/30/2026	691	679	680	0.37%
Starwest Botanicals Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.25%	4/30/2027	174	(3)	(2)	(0.00)%
Starwest Botanicals Acquisition, LLC (8)	First lien senior secured term loan	L + 5.25%	4/30/2027	815	802	804	0.44%
					1,492	1,496	0.81%
Gas utilities
Hydromax USA, LLC (6)	First lien senior secured delayed draw term loan	L + 6.25%	12/30/2026	$113	$111	$112	0.06%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	L + 6.25%	12/30/2026	228	42	43	0.02%
Hydromax USA, LLC (6)	First lien senior secured term loan	L + 6.25%	12/30/2026	1,247	1,227	1,230	0.67%
					1,380	1,385	0.75%
Health care equipment and supplies
EMSAR Acquisition LLC (6)(8)	First lien senior secured delayed draw term loan	L + 6.50%	3/30/2026	$666	$207	$207	0.11%
EMSAR Acquisition LLC (8)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	134	38	38	0.02%
EMSAR Acquisition LLC (8)	First lien senior secured term loan	L + 6.50%	3/30/2026	645	633	634	0.34%
Reliable Medical Supply LLC (13)	First lien senior secured delayed draw term loan	L + 7.00%	4/8/2025	68	(1)	(1)	(0.00)%
Reliable Medical Supply LLC (8)	First lien senior secured revolving loan	L + 7.00%	4/8/2025	138	25	26	0.01%
Reliable Medical Supply LLC (8)	First lien senior secured term loan	L + 7.00%	4/8/2025	758	743	747	0.41%
SCA Buyer, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	1/20/2026	397	55	58	0.03%
SCA Buyer, LLC (8)	First lien senior secured revolving loan	L + 6.50%	1/20/2026	133	50	51	0.03%
SCA Buyer, LLC (8)	First lien senior secured term loan	L + 6.50%	1/20/2026	764	746	752	0.41%
Spectrum Solutions, LLC (13)	First lien senior secured revolving loan	L + 6.00%	3/5/2026	267	(4)	(4)	(0.00)%
Spectrum Solutions, LLC (6)	First lien senior secured term loan	L + 6.00%	3/5/2026	689	677	678	0.37%
					3,169	3,186	1.73%
Health care providers and services
Agility Intermediate, Inc. (13)	First lien senior secured delayed draw term loan	L + 6.50%	4/15/2026	$401	$(7)	$(6)	(0.00)%
Agility Intermediate, Inc. (13)	First lien senior secured revolving loan	L + 6.50%	4/15/2026	134	(2)	(2)	(0.00)%
Agility Intermediate, Inc. (8)(9)	First lien senior secured term loan	L + 6.50%	4/15/2026	245	240	241	0.13%
Apex Dental Partners, LLC (8)	First lien senior secured delayed draw term loan	L + 6.25%	11/23/2025	449	377	378	0.21%
Apex Dental Partners, LLC (13)	First lien senior secured revolving loan	L + 6.25%	11/23/2025	150	(2)	(2)	(0.00)%
Apex Dental Partners, LLC (8)	First lien senior secured term loan	L + 6.25%	11/23/2025	628	618	619	0.34%
ASC Ortho Management, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/31/2026	360	(7)	(7)	(0.00)%
ASC Ortho Management, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/31/2026	38	(1)	(1)	(0.00)%
ASC Ortho Management, LLC (8)	First lien senior secured term loan	L + 6.00%	12/31/2026	1,201	1,177	1,177	0.64%
ASP Global Acquisition, LLC (8)	First lien senior secured delayed draw term loan	L + 5.50%	1/21/2025	732	674	673	0.37%
ASP Global Acquisition, LLC (13)(15)	First lien senior secured revolving loan	L + 5.50%	1/21/2025	485	(6)	(7)	(0.00)%
ASP Global Acquisition, LLC (11)	First lien senior secured term loan	L + 5.50%	1/21/2025	2,802	2,760	2,762	1.50%
Beacon Oral Specialists Management LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2025	161	158	159	0.09%
Beacon Oral Specialists Management LLC (8)(9)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2025	534	527	528	0.29%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	L + 5.75%	12/14/2025	150	112	112	0.06%
Beacon Oral Specialists Management LLC (8)	First lien senior secured term loan	L + 5.75%	12/14/2025	954	940	942	0.51%
Behavior Frontiers, LLC (8)(21)	First lien senior secured revolving loan	L + 6.25%	5/21/2026	38	18	16	0.01%
Behavior Frontiers, LLC (8)	First lien senior secured term loan	L + 6.25%	5/21/2026	657	643	604	0.33%
Brightview, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2026	296	(5)	(3)	(0.00)%
Brightview, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/14/2026	62	(1)	(1)	(0.00)%
Brightview, LLC (8)(9)	First lien senior secured term loan	L + 5.75%	12/14/2026	3,323	3,258	3,287	1.79%
Canadian Orthodontic Partners Corp. (8)(14)	First lien senior secured delayed draw term loan	C + 6.50%	3/19/2026	$360	186	188	0.10%
Canadian Orthodontic Partners Corp. (12)(14)	First lien senior secured revolving loan	P + 5.50%	3/19/2026	$267	170	174	0.09%
Canadian Orthodontic Partners Corp. (14)	First lien senior secured term loan	C + 6.50%	3/19/2026	$226	177	178	0.10%
Canadian Orthodontic Partners Corp. (13)(14)	First lien senior secured revolving loan	C + 6.50%	3/19/2026	107	(2)	(1)	(0.00)%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	L + 5.25%	8/11/2025	225	90	90	0.05%
Community Care Partners, LLC (13)	First lien senior secured revolving loan	L + 5.25%	8/11/2025	38	(1)	(1)	(0.00)%
Community Care Partners, LLC (6)	First lien senior secured term loan	L + 5.25%	8/11/2025	656	645	646	0.35%
Dermatology Medical Partners OpCo, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	10/29/2026	98	(1)	(1)	(0.00)%
Dermatology Medical Partners OpCo, LLC (13)	First lien senior secured revolving loan	L + 6.50%	10/29/2026	38	(1)	(1)	(0.00)%
Dermatology Medical Partners OpCo, LLC (8)	First lien senior secured term loan	L + 6.50%	10/29/2026	324	318	318	0.17%
Varsity DuvaSawko Operating Corp. (13)	First lien senior secured revolving loan	L + 6.25%	11/27/2024	474	(5)	(5)	(0.00)%
Varsity DuvaSawko Operating Corp. (8)	First lien senior secured term loan	L + 6.25%	11/27/2024	2,676	2,643	2,650	1.44%
EH Management Company, LLC (13)	First lien senior secured revolving loan	L + 6.00%	7/15/2026	38	(1)	(1)	(0.00)%
EH Management Company, LLC (8)	First lien senior secured term loan	L + 6.00%	7/15/2026	426	418	419	0.23%
Geriatric Medical and Surgical Supply, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/21/2025	300	(5)	(4)	(0.00)%
Geriatric Medical and Surgical Supply, LLC (8)	First lien senior secured term loan	L + 6.00%	12/21/2025	1,027	1,010	1,011	0.55%
Golden Bear PT Partners, LLC (8)	First lien senior secured delayed draw term loan	L + 6.25%	10/22/2026	382	143	143	0.08%
Golden Bear PT Partners, LLC (8)	First lien senior secured revolving loan	L + 6.25%	10/22/2026	38	1	1	0.00%
Golden Bear PT Partners, LLC (8)	First lien senior secured term loan	L + 6.25%	10/22/2026	1,500	1,471	1,471	0.80%
Guardian Dentistry Practice Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2023	68	(1)	(1)	(0.00)%
Guardian Dentistry Practice Management, LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	8/20/2026	323	317	318	0.17%
Guardian Dentistry Practice Management, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/14/2023	23	0	0	0.00%
Guardian Dentistry Practice Management, LLC (8)	First lien senior secured term loan	L + 5.75%	8/20/2026	526	517	518	0.28%
Network Partners Acquisition, LLC (13)	First lien senior secured delayed draw term loan	L + 6.50%	12/30/2026	113	(2)	(2)	(0.00)%
Network Partners Acquisition, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/30/2026	38	(1)	(1)	(0.00)%
Network Partners Acquisition, LLC (8)	First lien senior secured term loan	L + 6.50%	12/30/2026	396	388	388	0.21%
Novum Orthopedic Partners Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/29/2027	298	(4)	(4)	(0.00)%
Novum Orthopedic Partners Management, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/29/2026	75	(1)	(1)	(0.00)%
Novum Orthopedic Partners Management, LLC (8)	First lien senior secured term loan	L + 5.75%	12/29/2027	2,176	2,132	2,132	1.16%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5) - Continued
Health care providers and services - Continued
Peak Dental Services, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	12/31/2025	$529	$477	$478	0.26%
Peak Dental Services, LLC (8)	First lien senior secured revolving loan	L + 6.00%	12/31/2025	133	24	25	0.01%
Peak Dental Services, LLC (8)	First lien senior secured term loan	L + 6.00%	12/31/2025	545	535	536	0.29%
Peak Investment Holdings, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	12/6/2024	603	10	1	0.00%
Peak Investment Holdings, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/6/2024	324	(4)	(9)	(0.00)%
Peak Investment Holdings, LLC (8)	First lien senior secured term loan	L + 6.50%	12/6/2024	1,301	1,283	1,264	0.69%
Pentec Acquisition Corp. (13)	First lien senior secured revolving loan	L + 6.00%	10/8/2026	75	(1)	(1)	(0.00)%
Pentec Acquisition Corp. (8)	First lien senior secured term loan	L + 6.00%	10/8/2026	1,006	987	996	0.54%
Revival Animal Health, LLC (13)	First lien senior secured revolving loan	L + 6.50%	4/6/2026	131	(2)	(2)	(0.00)%
Revival Animal Health, LLC (8)(12)	First lien senior secured term loan	L + 6.50%	4/6/2026	985	966	969	0.53%
RQM Buyer, Inc. (13)	First lien senior secured delayed draw term loan	L + 5.75%	8/12/2026	84	(2)	(1)	(0.00)%
RQM Buyer, Inc. (9)(13)	First lien senior secured revolving loan	L + 5.75%	8/12/2026	150	(3)	(1)	(0.00)%
RQM Buyer, Inc. (9)	First lien senior secured term loan	L + 5.75%	8/12/2026	1,162	1,140	1,151	0.63%
SAMGI Buyer, Inc. (13)	First lien senior secured revolving loan	L + 6.00%	4/14/2025	138	(3)	(2)	(0.00)%
SAMGI Buyer, Inc. (8)	First lien senior secured term loan	L + 6.00%	4/14/2025	1,164	1,142	1,146	0.62%
SCP ENT and Allergy Services, LLC (13)	First lien senior secured delayed draw term loan	L + 5.50%	12/15/2023	150	(2)	(2)	(0.00)%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured delayed draw term loan	L + 5.50%	9/25/2025	1,171	546	555	0.30%
SCP ENT and Allergy Services, LLC (13)	First lien senior secured revolving loan	L + 5.50%	12/15/2023	218	(5)	(3)	(0.00)%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	9/25/2025	1,568	1,535	1,543	0.84%
Signature Dental Partners LLC (6)(8)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2026	180	35	35	0.02%
Signature Dental Partners LLC (13)	First lien senior secured revolving loan	L + 6.00%	10/29/2026	38	(1)	(1)	(0.00)%
Signature Dental Partners LLC (8)	First lien senior secured term loan	L + 6.00%	10/29/2026	870	853	853	0.46%
Silver Falls MSO, LLC (8)	First lien senior secured revolving loan	L + 6.25%	8/30/2024	235	138	135	0.07%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L + 6.25%	8/30/2024	1,304	1,286	1,272	0.69%
SimiTree Acquisition LLC (8)	First lien senior secured delayed draw term loan	L + 5.25%	5/17/2026	888	528	529	0.29%
SimiTree Acquisition LLC (13)	First lien senior secured revolving loan	L + 5.25%	5/17/2026	178	(3)	(3)	(0.00)%
SimiTree Acquisition LLC (8)	First lien senior secured term loan	L + 5.25%	5/17/2026	1,151	1,131	1,132	0.61%
Southeast Primary Care Partners, LLC (6)	First lien senior secured delayed draw term loan	L + 6.25%	12/30/2025	300	54	54	0.03%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	L + 6.25%	12/30/2025	225	26	26	0.01%
Southeast Primary Care Partners, LLC (6)	First lien senior secured term loan	L + 6.25%	12/30/2025	725	710	711	0.39%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	1/27/2026	904	883	887	0.48%
Southern Orthodontic Partners Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/17/2023	75	(1)	(1)	(0.00)%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured revolving loan	L + 5.75%	1/27/2026	134	38	39	0.02%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured term loan	L + 5.75%	1/27/2026	1,021	1,001	1,003	0.54%
Vital Care Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.50%	10/19/2025	580	(8)	(7)	(0.00)%
Vital Care Buyer, LLC (8)	First lien senior secured term loan	L + 5.50%	10/19/2025	916	903	905	0.49%
Western Veterinary Partners, LLC (6)(8)	First lien senior secured delayed draw term loan	L + 5.25%	10/29/2026	334	204	206	0.11%
Western Veterinary Partners, LLC (13)	First lien senior secured revolving loan	L + 5.25%	10/29/2026	24	0	0	0.00%
Western Veterinary Partners, LLC (8)	First lien senior secured term loan	L + 5.25%	10/29/2026	759	745	748	0.41%
					39,217	39,257	21.32%
Health care technology
Millennia Patient Services, LLC (13)	First lien senior secured delayed draw term loan	L + 6.50%	3/8/2026	$267	$(4)	$(4)	(0.00)%
Millennia Patient Services, LLC (13)	First lien senior secured revolving loan	L + 6.50%	3/8/2026	134	(2)	(2)	(0.00)%
Millennia Patient Services, LLC (8)	First lien senior secured term loan	L+ 6.50%	3/8/2026	1,000	983	985	0.54%
Spear Education, LLC (13)	First lien senior secured delayed draw term loan	L + 5.00%	2/26/2025	474	(3)	(8)	(0.00)%
Spear Education, LLC (13)	First lien senior secured revolving loan	L + 5.00%	2/26/2025	414	(3)	(7)	(0.00)%
Spear Education, LLC (9)	First lien senior secured term loan	L + 5.00%	2/26/2025	862	856	848	0.46%
					1,827	1,812	0.98%
Household durables
Storm Smart Buyer LLC (13)	First lien senior secured revolving loan	L + 6.00%	4/5/2026	$131	$(2)	$(2)	(0.00)%
Storm Smart Buyer LLC (9)	First lien senior secured term loan	L + 6.00%	4/5/2026	917	901	903	0.49%
Trademark Global, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	7/30/2024	61	0	0	0.00%
Trademark Global, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	113	85	85	0.05%
Trademark Global, LLC (6)	First lien senior secured term loan	L + 6.00%	7/30/2024	1,834	1,826	1,829	0.99%
					2,810	2,815	1.53%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC (8)	First lien senior secured revolving loan	L + 5.50%	12/18/2025	$188	$67	$68	0.04%
Aquatic Sales Solutions, LLC (8)	First lien senior secured term loan	L + 5.50%	12/18/2025	2,541	2,495	2,503	1.36%
DealerOn Inc. (13)	First lien senior secured revolving loan	L + 5.50%	11/19/2024	314	(4)	(3)	(0.00)%
DealerOn Inc. (8)(9)	First lien senior secured term loan	L + 5.50%	11/19/2024	1,615	1,591	1,601	0.87%
					4,149	4,169	2.26%
IT services
Data Source Intermediate Holdings, LLC (13)	First lien senior secured revolving loan	L + 5.50%	2/11/2025	$123	$(2)	$(1)	(0.00)%
Data Source Intermediate Holdings, LLC (8)(9)	First lien senior secured term loan	L + 5.50%	2/11/2025	824	813	815	0.44%
E-Phoenix Acquisition Co. Inc. (13)	First lien senior secured revolving loan	L + 5.75%	6/23/2027	75	(1)	(1)	(0.00)%
E-Phoenix Acquisition Co. Inc. (8)	First lien senior secured term loan	L + 5.75%	6/23/2027	1,445	1,428	1,431	0.78%
FreshAddress, LLC (13)	First lien senior secured revolving loan	L + 5.50%	10/5/2025	30	0	0	0.00%
FreshAddress, LLC (8)	First lien senior secured term loan	L + 5.50%	10/5/2025	1,706	1,682	1,685	0.92%
Library Associates, LLC (13)	First lien senior secured revolving loan	L + 7.00%	8/13/2023	84	(1)	(1)	(0.00)%
Library Associates, LLC (8)	First lien senior secured term loan	L + 7.00%	8/13/2023	258	254	254	0.14%
P&R Dental Strategies, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/22/2026	23	0	0	0.00%
P&R Dental Strategies, LLC (8)	First lien senior secured term loan	L + 6.50%	12/22/2026	660	647	647	0.35%
The Stratix Corporation (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/19/2027	75	(1)	(1)	(0.00)%
The Stratix Corporation (13)	First lien senior secured revolving loan	L + 6.00%	11/19/2027	75	(1)	(1)	(0.00)%
The Stratix Corporation (8)(9)	First lien senior secured term loan	L + 6.00%	11/19/2027	1,166	1,142	1,142	0.62%
					5,960	5,969	3.24%
Leisure equipment and products
MacNeill Pride Group Corp. (8)	First lien senior secured delayed draw term loan	L + 6.25%	4/22/2026	$392	$389	$390	0.21%
MacNeill Pride Group Corp. (8)	First lien senior secured revolving loan	L + 6.25%	4/22/2026	262	207	208	0.11%
MacNeill Pride Group Corp. (8)	First lien senior secured term loan	L + 6.25%	4/22/2026	876	868	870	0.47%
Performance PowerSports Group Purchaser, Inc. (7)	First lien senior secured revolving loan	L + 5.75%	10/8/2026	56	48	48	0.03%
Performance PowerSports Group Purchaser, Inc. (8)	First lien senior secured term loan	L + 5.75%	10/8/2026	1,490	1,461	1,463	0.79%
					2,973	2,979	1.62%
Leisure products
Motis Brands, Inc. (9)	First lien senior secured delayed draw term loan	L + 5.50%	8/31/2026	$79	$77	$77	0.04%
Motis Brands, Inc. (8)	First lien senior secured revolving loan	L + 5.50%	8/31/2026	56	41	41	0.02%
Motis Brands, Inc. (8)	First lien senior secured term loan	L + 5.50%	8/31/2026	662	650	651	0.35%
					768	769	0.42%
Life sciences tools and services
Aptitude Health Holdings, LLC (8)	First lien senior secured revolving loan	L + 5.25%	5/3/2026	$267	$22	$22	0.01%
Aptitude Health Holdings, LLC (8)	First lien senior secured term loan	L + 5.25%	5/3/2026	1,114	1,094	1,096	0.60%
					1,116	1,118	0.61%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5) - Continued
Machinery
Abrasive Technology Intermediate, LLC (13)	First lien senior secured revolving loan	L + 5.75%	4/30/2026		$173	$(3)	$(3)	(0.00)%
Abrasive Technology Intermediate, LLC (9)	First lien senior secured term loan	L + 5.75%	4/30/2026		945	928	929	0.50%
DNS IMI Acquisition Corp (13)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2026		75	(1)	(1)	(0.00)%
DNS IMI Acquisition Corp (6)	First lien senior secured revolving loan	L + 5.50%	11/23/2026		18	2	2	0.00%
DNS IMI Acquisition Corp (12)	First lien senior secured revolving loan	P + 4.50%	11/23/2026		38	5	5	0.00%
DNS IMI Acquisition Corp (8)	First lien senior secured term loan	L + 5.50%	11/23/2026		1,665	1,632	1,632	0.89%
Industrial Dynamics Company, Ltd. (13)(16)	First lien senior secured revolving loan	L + 6.00%	8/20/2024		141	(2)	(2)	(0.00)%
Industrial Dynamics Company, Ltd. (8)	First lien senior secured term loan	L + 6.00%	8/20/2024		894	882	880	0.48%
						3,443	3,442	1.87%
Media
ALM Media, LLC (13)(18)	First lien senior secured revolving loan	L + 7.00%	11/25/2024		$971	$(13)	$(15)	(0.01)%
ALM Media, LLC (8)	First lien senior secured term loan	L + 7.00%	11/25/2024		2,616	2,576	2,575	1.40%
Exclusive Concepts, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/9/2026		225	(4)	(4)	(0.00)%
Exclusive Concepts, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/9/2026		23	0	0	0.00%
Exclusive Concepts, LLC (8)	First lien senior secured term loan	L + 6.00%	12/9/2026		633	620	620	0.34%
Infolinks Media Buyco, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2026		39	0	0	0.00%
Infolinks Media Buyco, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/1/2026		38	(1)	(1)	(0.00)%
Infolinks Media Buyco, LLC (8)	First lien senior secured term loan	L + 6.00%	11/1/2026		1,164	1,141	1,141	0.62%
The Channel Company, LLC (13)	First lien senior secured revolving loan	L + 5.25%	11/1/2027		62	(1)	(1)	(0.00)%
The Channel Company, LLC (8)	First lien senior secured term loan	L + 5.25%	11/1/2027		1,547	1,521	1,521	0.83%
						5,839	5,836	3.17%
Metals and mining
Copperweld Group, Inc. (8)	First lien senior secured revolving loan	L + 5.50%	9/27/2024		$456	$252	$252	0.14%
Copperweld Group, Inc. (8)	First lien senior secured term loan	L + 5.50%	9/27/2024		2,157	2,124	2,126	1.15%
						2,376	2,378	1.29%
Personal products
Cosmetic Solutions, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	10/17/2025		$366	$(5)	$(4)	(0.00)%
Cosmetic Solutions, LLC (13)	First lien senior secured revolving loan	L + 5.75%	10/17/2025		344	(5)	(4)	(0.00)%
Cosmetic Solutions, LLC (8)	First lien senior secured term loan	L + 5.75%	10/17/2025		2,775	2,733	2,743	1.49%
						2,723	2,735	1.49%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C + 6.50%	7/23/2026	C$	75	$(1)	$(1)	(0.00)%
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C + 6.50%	7/23/2026		30	(1)	0	0.00%
Bio Agri Mix Holdings Inc. (14)	First lien senior secured term loan	C + 6.50%	7/23/2026	C$	1,257	981	978	0.53%
Formulated Buyer, LLC (8)	First lien senior secured delayed draw term loan	L + 5.25%	9/22/2026		300	24	24	0.01%
Formulated Buyer, LLC (8)(9)	First lien senior secured revolving loan	L + 5.25%	9/22/2026		188	64	64	0.03%
Formulated Buyer, LLC (8)(9)	First lien senior secured term loan	L + 5.25%	9/22/2026		465	456	457	0.25%
Maxor National Pharmacy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	12/6/2027		472	463	463	0.25%
Maxor National Pharmacy Services, LLC (13)	First lien senior secured revolving loan	L + 5.50%	12/6/2027		84	(2)	(2)	(0.00)%
Maxor National Pharmacy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	12/6/2027		1,334	1,308	1,308	0.71%
						3,292	3,291	1.79%
Professional services
Stax Holding Company, LLC (8)(13)	First lien senior secured revolving loan	L + 5.25%	10/29/2026		$60	$(1)	$(1)	(0.00)%
Stax Holding Company, LLC (8)	First lien senior secured term loan	L + 5.25%	10/29/2026		825	813	813	0.44%
						812	812	0.44%
Real estate management and development
BBG Intermediate Holdings, Inc. (11)(13)	First lien senior secured revolving loan	L + 6.50%	1/8/2026		$233	$(4)	$(3)	(0.00)%
BBG Intermediate Holdings, Inc. (8)	First lien senior secured term loan	L + 6.50%	1/8/2026		1,667	1,635	1,642	0.89%
						1,631	1,639	0.89%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP (12)(13)	First lien senior secured revolving loan	P + 4.50%	9/2/2026		$45	$(1)	$(1)	(0.00)%
Altamira Material Solutions, LP (8)(7)	First lien senior secured term loan	L + 5.50%	9/2/2026		729	715	716	0.39%
						714	715	0.39%
Software
Affinitiv, Inc. (13)	First lien senior secured revolving loan	L + 6.50%	8/26/2024		$248	$(2)	$(2)	(0.00)%
Affinitiv, Inc. (8)	First lien senior secured term loan	L + 6.50%	8/26/2024		2,322	2,296	2,305	1.25%
ShiftKey, LLC (8)	First lien senior secured revolving loan	L + 6.00%	3/17/2026		120	59	59	0.03%
ShiftKey, LLC (12)	First lien senior secured revolving loan	P + 5.00%	3/17/2026		120	59	59	0.03%
ShiftKey, LLC (8)	First lien senior secured term loan	L + 6.00%	3/17/2026		936	923	924	0.50%
						3,335	3,345	1.82%
Specialty retail
Dykstra's Auto, LLC (8)	First lien senior secured delayed draw term loan	L+ 5.25%	10/22/2026		$188	$70	$70	0.04%
Dykstra's Auto, LLC (12)	First lien senior secured revolving loan	P + 4.25%	10/22/2026		38	22	22	0.01%
Dykstra's Auto, LLC (8)	First lien senior secured term loan	L + 5.25%	10/22/2026		497	487	487	0.26%
Kaizen Auto Care, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	12/22/2023		225	43	43	0.02%
Kaizen Auto Care, LLC (12)	First lien senior secured revolving loan	P + 5.00%	12/22/2026		38	11	11	0.01%
Kaizen Auto Care, LLC (8)	First lien senior secured term loan	L + 6.00%	12/22/2023		780	766	765	0.42%
Leonard Group, Inc. (13)	First lien senior secured revolving loan	L + 6.00%	2/26/2026		197	(3)	(3)	(0.00)%
Leonard Group, Inc. (10)	First lien senior secured term loan	L + 6.00%	2/26/2026		1,256	1,234	1,236	0.67%
Pink Lily Holdings, LLC (8)	First lien senior secured revolving loan	L + 6.50%	11/16/2027		63	16	16	0.01%
Pink Lily Holdings, LLC (8)	First lien senior secured term loan	L + 6.50%	11/16/2027		1,371	1,347	1,347	0.73%
						3,993	3,994	2.17%
Textiles, apparel and luxury goods
Lakeshirts LLC (8)	First lien senior secured revolving loan	L + 4.75%	12/23/2024		$398	$314	$314	0.17%
Lakeshirts LLC (8)	First lien senior secured term loan	L + 4.75%	12/23/2024		1,566	1,548	1,543	0.84%
						1,862	1,857	1.01%
Trading companies and distributors
AFC Industries, Inc. (9)	First lien senior secured delayed draw term loan	L + 6.25%	12/20/2023		$129	$7	$7	0.00%
AFC Industries, Inc. (8)(9)	First lien senior secured delayed draw term loan	L + 6.25%	4/9/2027		355	350	351	0.19%
AFC Industries, Inc. (8)(20)	First lien senior secured revolving loan	L + 6.25%	10/9/2026		7	1	1	0.00%
AFC Industries, Inc. (12)(20)	First lien senior secured revolving loan	P + 5.25%	10/9/2026		124	25	25	0.01%
AFC Industries, Inc. (8)(9)	First lien senior secured term loan	L + 6.25%	4/9/2027		748	738	740	0.40%
Banner Buyer, LLC (6)	First lien senior secured delayed draw term loan	L + 5.75%	10/31/2025		1,043	564	569	0.31%
Banner Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.75%	10/31/2025		370	(4)	(3)	(0.00)%
Banner Buyer, LLC (6)	First lien senior secured term loan	L + 5.75%	10/31/2025		1,385	1,368	1,374	0.75%
Empire Equipment Company, LLC (13)	First lien senior secured delayed draw term loan	L + 5.50%	1/17/2025		941	(13)	(20)	(0.01)%
Empire Equipment Company, LLC (9)	First lien senior secured revolving loan	L + 5.50%	1/17/2025		439	119	116	0.06%
Empire Equipment Company, LLC (8)	First lien senior secured term loan	L + 5.50%	1/17/2025		1,291	1,271	1,264	0.69%
Montway LLC (13)	First lien senior secured delayed draw term loan	L + 6.25%	11/4/2025		675	(12)	(11)	(0.01)%
Montway LLC (13)	First lien senior secured revolving loan	L + 6.25%	11/4/2025		150	(3)	(2)	(0.00)%
Montway LLC (8)	First lien senior secured term loan	L + 6.25%	11/4/2025		723	710	711	0.39%
Shearer Supply, LLC (12)	First lien senior secured revolving loan	P + 4.50%	9/17/2027		113	39	39	0.02%
Shearer Supply, LLC (8)	First lien senior secured term loan	L + 5.50%	9/17/2027		807	791	793	0.43%
Triad Technologies, LLC (13)	First lien senior secured revolving loan	L + 4.75%	10/31/2025		314	(4)	(3)	(0.00)%
Triad Technologies, LLC (8)(9)	First lien senior secured term loan	L + 4.75%	10/31/2025		941	928	932	0.51%
						6,875	6,883	3.74%
Water utilities
Diamondback Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.50%	7/22/2026		$75	$(1)	$(1)	(0.00)%
Diamondback Buyer, LLC (9)	First lien senior secured term loan	L + 5.50%	7/22/2026		855	838	842	0.46%
						837	841	0.46%
Total non-controlled/non-affiliated senior secured debt						$151,054	$151,105	82.08%
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

Note 2.  Significant Accounting Policies
Basis of Accounting
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.  These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.  The Company commenced operations on July 29, 2019 and its fiscal year ends on December 31, 2022.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
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
The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including for example, the type of product, whether the product is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment exercised by the Company, the Board, and the Advisor in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Good Faith Determinations of Fair Value (“Rule 2a-5”) under the 1940 Act was adopted by SEC in December 2020 and establishes requirements for determining fair value good faith for purposes of the 1940 Act. The company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility.  Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method.  For the three months ended March 31, 2022, the Company amortized approximately $47,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three months ended March 31, 2021, the Company paid approximately $23,000 and amortized approximately $53,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations.

Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the three months ended March 31, 2022, the Company received approximately $59,000 of agent fees. During the three months ended March 31, 2022, approximately $68,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three months ended March 31, 2021, the Company received approximately $40,000 of agent fees. During the three months ended March 31, 2021, approximately $37,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.

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
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.  For the three months ended March 31, 2022 and 2021, the Company did not accrue U.S. federal excise tax.

The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended March 31, 2022 and 2021, the Company did not accrue any U.S. federal tax expense related to Twin Brook Equity XVIII Corp.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through March 31, 2022.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three months ended March 31, 2022, the Company earned approximately $81,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the three months ended March 31, 2021, the Company earned approximately $17,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Investments at fair value and amortized cost consisted of the following as of March 31, 2022 and December 31, 2021:
	March 31, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$153,473	$153,712	$151,054	$151,105
Sponsor subordinated note	16	16	16	16
Investment in affiliated funds	6,440	8,465	6,210	7,986
Total investments	$159,929	$162,193	$157,280	$159,107

The industry composition of investments based on fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Aerospace and defense	1.3%	1.3%
Auto components	1.3%	1.4%
Chemicals	4.5%	4.6%
Commercial services and supplies	5.0%	3.7%
Construction and engineering	1.7%	1.6%
Containers and packaging	3.9%	3.9%
Distributors	0.3%	0.3%
Diversified consumer services	8.6%	8.9%
Electrical equipment	0.8%	0.8%
Electronic equipment, instruments and components	1.4%	1.4%
Food and staples retailing	2.3%	2.3%
Food products	1.0%	0.9%
Gas utilities	0.9%	0.9%
Health care equipment and supplies	2.6%	2.0%
Health care providers and services	22.6%	24.8%
Health care technology	1.2%	1.1%
Household durables	1.8%	1.8%
Internet and direct marketing retail	2.6%	2.6%
IT services	3.6%	3.8%
Leisure equipment and products	1.9%	1.9%
Leisure products	0.5%	0.5%
Life sciences tools and services	0.7%	0.7%
Machinery	2.1%	2.2%
Media	3.8%	3.7%
Metals and mining	1.6%	1.5%
Multisector holdings	5.2%	5.0%
Personal products	1.9%	1.7%
Pharmaceuticals	2.0%	2.1%
Professional services	0.5%	0.5%
Real estate management and development	1.1%	1.0%
Semiconductors and semiconductor equipment	0.4%	0.5%
Software	2.0%	2.1%

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
	March 31, 2022	December 31, 2021
Specialty retail	2.6%	2.5%
Textiles, apparel and luxury goods	1.2%	1.2%
Trading companies and distributors	4.6%	4.3%
Water utilities	0.5%	0.5%
Total	100.0%	100.0%

As of March 31, 2022, 99.0% of investments held were based in the United States and 1.0% were based in Canada. As of December 31, 2021, 99.0% of investments were based in the United States and 1.0% were based in Canada.

Note 4.  Fair Value of Investments
Fair Value Disclosures
The following tables present the fair value hierarchy of financial instruments as of March 31, 2022:

	Assets at Fair Value as of March 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$–	$–	$153,712	$153,712
Sponsor subordinated note	–	–	16	16
Foreign currency forward contracts	–	21	–	21
Total	$–	$21	$153,728	$153,749
Investments measured at net asset value(1)				8,465
Total financial instruments, at fair value				$162,214
(1) Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of March 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$–	$3	$–	$3

The following tables present the fair value hierarchy of financial instruments as of December 31, 2021:

	Assets at Fair Value as of December 31, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$-	$-	$151,105	$151,105
Sponsor subordinated note	-	-	16	16
Net foreign currency forward contracts	-	36	-	36
Total	$-	$36	$151,121	$151,157
Investments measured at net asset value(1)				7,986
Total financial instruments, at fair value				$159,143

(1) Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2022 and 2021:
	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2022*
(Amounts in thousands)	Balance 1/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 03/31/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 03/31/2022
First lien senior secured debt	$151,105	$13,043	$(10,888)	$229	$35	$188	$153,712	$176
Sponsor subordinated notes	16	–	–	–	–	–	16	–
Total	$151,121	$13,043	$(10,888)	$229	$35	$188	$153,728	$176

* Gains and losses are included in their respective captions in the consolidated statement of operations.
** Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2021*
(Amounts in thousands)	Balance 1/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 03/31/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 03/31/2021
First lien senior secured debt	$75,805	$13,930	$(9,572)	$175	$18	$161	$80,517	$161
Sponsor subordinated note	7	2	–	1	–	–	9	(1)
Total	$75,812	$13,932	$(9,572)	$176	$18	$161	$80,526	$160

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and December 31, 2021.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.
	Fair Value							Impact to Valuation
	as of	Valuation	Significant			Weighted		from an Increase
Asset Class	3/31/22	Techniques	Unobservable Inputs	Input Ranges		Average (1)		in Input
	(Amounts in thousands)
First lien senior secured debt	$149,534	Discounted cash flow	Yield	7.8% - 12.6%		9.2%		Decrease
Sponsor subordinated notes	16	Market comparable	LTM EBITDA multiple	6.1x - 7.6	x	7.1	x	Increase
	$149,550
	Fair Value						Impact to Valuation
	as of	Valuation	Significant			Weighted	from an Increase
Asset Class	12/31/21	Techniques	Unobservable Inputs	Input Ranges		Average (1)	in Input
	(Amounts in thousands)
First lien senior secured debt	$104,516	Discounted cash flow	Yield	6.7% - 11.5%		8.2%	Decrease
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.0	x		Increase
	$104,532
(1) Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

The Company’s other Level 3 investments have been valued primarily using recent transactions.  The significant unobservable input used in the discounted cash flow is the yield.  The yield is used to discount the estimated future cash flows expected to be received from the underlying investment.  The Company considers the portfolio company performance since close, the leverage used by the portfolio company relative to its total enterprise value and other risks associated with an investment in determining the yield.  The significant unobservable input used in the market comparable is the latest twelve month “LTM” EBITDA multiple.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Note 5.  Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations.  There were no outstanding borrowings as of March 31, 2022 and December 31, 2021.

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
Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan. As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings.  In addition, the Company pays an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility contains representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of March 31, 2022 and December 31, 2021, the Company is in compliance in all material respects with such covenants.
Debt obligations consisted of the following as of March 31, 2022:
	As of March 31, 2022
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
For the three months ended March 31, 2022 and 2021, the components of interest expense were as follows:
	Three Months Ended	Three Months Ended
(Amounts in thousands)	March 31, 2022	March 31, 2021
Interest expense	$8	$7
Amortization of deferred financing costs	47	53
Total interest expense	$55	$60
Average interest rate	N/A	3.54%
Average daily borrowings	N/A	$56

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
For the three months ended March 31, 2022, the Administrator charged approximately $54,000 for certain costs and expenses allocable to the Company under the terms of the Administration agreement. For the three months ended March 31, 2021, the Administrator charged approximately $88,000 for certain costs and expenses allocable to the Company under the terms of the Administration agreement.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
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
As of March 31, 2022, the Company had approximately $639,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.  As of December 31, 2021, the Company had approximately $677,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.
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
For the three months ended March 31, 2022, the Company accrued approximately $241,000 of base management fees payable to the Advisor.  For the three months ended March 31, 2021, the Company accrued approximately $123,000 of base management fees payable to the Advisor.  As of March 31, 2022 and December 31, 2021, base management fees payable by the Company to the Advisor were approximately $241,000 and $196,000, respectively.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
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
For the three months ended March 31, 2022, the Company accrued approximately $381,000 of income incentive fees payable to the Advisor.  For the three months ended March 31, 2021, the Company accrued approximately $147,000 of income incentive fees payable to the Advisor, of which $147,000 were unpaid as of March 31, 2021.  As of March 31, 2022 and December 31, 2021, the Company had approximately $381,000 and $345,000, respectively, of income incentive fees payable to the Advisor.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Investment in Affiliated Funds
Fair value as of March 31, 2022 and 2021 and transactions during the three months ended March 31, 2022 and 2021 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended March 31, 2022
(Amounts in thousands)	Fair Value as of January 1, 2022	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$7,972	$238	$(8)	$-	$245	$8,447	$-
Twin Brook Segregated Equity Holdings, LLC	14	-	-	-	4	18	-
Total non-controlled/affiliated investments	$7,986	$238	$(8)	$-	$249	$8,465	$-

	Investment in Affiliated Fund at Fair Value for the Three Months Ended March 31, 2021
(Amounts in thousands)	Fair Value as of January 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$3,721	$130	$(2)	$–	$112	$4,061	$–
Total non-controlled/affiliated investments	$3,721	$130	$(2)	$–	$112	$4,061	$–

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
For the three months ended March 31, 2022, the Company’s average USD notional exposure to foreign currency forward contracts was approximately $1,882,000.

The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2022:

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	$21	$3	$18	$-	$18

(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2021:

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	$39	$3	$36	$-	$36

(1)Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

The effect of transactions in derivative instruments on the consolidated statements of operations during the three months ended March 31, 2022 was as follows:

March 31, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$(18)
Realized (loss) on foreign currency forward contracts	(2)

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

As of March 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2022	December 31, 2021
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
626 Holdings Equity, LLC	390	–
Abrasive Technology Intermediate, LLC	156	173
Advanced Lighting Acquisition, LLC	324	324
AEP Passion Intermediate Holdings, Inc.	69	91
AFC Industries, Inc.	137	223
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	534	534
Alliance Environmental Group, LLC	66	113
ALM Media, LLC	971	971
Altamira Material Solutions, LP	41	45
AM Buyer, LLC	111	111
Answer Acquisition, LLC	34	38
Apex Dental Partners, LLC	146	215
Aptitude Health Holdings, LLC	267	240
Aquatic Sales Solutions, LLC	117	117
ASC Ortho Management, LLC	398	398
ASP Global Acquisition, LLC	485	534
AvCarb, LLC	704	704

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Portfolio Company	March 31, 2022	December 31, 2021
First lien senior secured debt (continued)(1)	(Amounts in thousands)	(Amounts in thousands)
Banner Buyer, LLC	$715	$838
BBG Intermediate Holdings, Inc.	229	233
BCI Burke Holding Corp.	195	196
Beacon Oral Specialists Management LLC	266	36
Behavior Frontiers, LLC	19	19
Bio Agri Mix Holdings Inc.	90	89
Brightview, LLC	160	358
Canadian Orthodontic Partners Corp.	142	237
Community Care Partners, LLC	146	169
Copperweld Group, Inc.	493	197
Cosmetic Solutions, LLC	344	710
CPS HVAC Group, LLC	182	188
Data Source Intermediate Holdings, LLC	123	123
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	106	134
Diamondback Buyer, LLC	75	75
DNS IMI Acquisition Corp	125	124
Domino Equipment Company, LLC	79	79
Dykstra's Auto, LLC	152	129
Edko Acquisition, LLC	38	38
EH Management Company, LLC	38	38
Empire Equipment Company, LLC	282	1,254
EMSAR Acquisition LLC	515	542
Engelman Baking Co., LLC	163	153
E-Phoenix Acquisition Co. Inc.	75	75
Exclusive Concepts, LLC	248	248
Formulated Buyer, LLC	390	390
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	35	–
Golden Bear PT Partners, LLC	218	267
Green Monster Acquisition, LLC	38	38
Groundworks Operations, LLC	425	575
Guardian Dentistry Practice Management, LLC	81	90
Highland Acquisition, Inc.	26	–
HLSG Intermediate, LLC	155	–
Home Brands Group Holdings, Inc.	48	48
Hydromax USA, LLC	125	182
Icelandirect, LLC	17	23
Industrial Dynamics Company, Ltd.	141	141
Infolinks Media Buyco, LLC	77	77
Innovative FlexPak, LLC	408	408
ISSA, LLC	66	66
Jansy Packaging, LLC	470	706
Juniper Landscaping Holdings LLC	132	110
Kaizen Auto Care, LLC	99	204

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Portfolio Company	March 31, 2022	December 31, 2021
First lien senior secured debt (continued)(1)	(Amounts in thousands)	(Amounts in thousands)
Kalkomey Enterprises, LLC	$46	$77
Lakeshirts LLC	80	80
Leonard Group, Inc.	66	197
Library Associates, LLC	-	84
MacNeill Pride Group Corp.	265	52
Mad Rose Company, LLC	119	119
Main Street Gourmet, LLC	685	704
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	84	84
Millennia Patient Services, LLC	401	401
Montway LLC	825	825
Motis Brands, Inc.	8	14
MRC Keeler Acquisition, LLC	300	300
Nelson Name Plate Company	86	94
Network Partners Acquisition, LLC	150	150
Nimlok Company, LLC	320	320
Novum Orthopedic Partners Management, LLC	331	373
NSG Buyer, Inc.	294	294
NutriScience Innovations, LLC	131	131
P&R Dental Strategies, LLC	23	23
Peak Dental Services, LLC	146	149
Peak Investment Holdings, LLC	908	908
Pentec Acquisition Corp.	75	75
Performance PowerSports Group Purchaser, Inc.	12	8
Pink Lily Holdings, LLC	38	46
PPW Acquisition, LLC	21	30
Reliable Medical Supply LLC	87	178
Revival Animal Health, LLC	131	131
RQM Buyer, Inc.	234	234
RTP Acquisition, LLC	38	38
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	38	38
SCA Buyer, LLC	373	412
SCP Beverage Buyer, LLC	23	38
SCP ENT and Allergy Services, LLC	879	966
Shearer Supply, LLC	67	71
ShiftKey, LLC	241	120
Signature Dental Partners LLC	152	179
Silver Falls MSO, LLC	-	94
SimiTree Acquisition LLC	191	522
Southeast Primary Care Partners, LLC	405	435
Southern Orthodontic Partners Management, LLC	45	167
Southern Sports Medicine Partners, LLC	216	–
Spear Education, LLC	359	888
Spectrum Solutions, LLC	267	267

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Portfolio Company	March 31, 2022	December 31, 2021
First lien senior secured debt (continued)(1)	(Amounts in thousands)	(Amounts in thousands)
Starwest Botanicals Acquisition, LLC	$139	$174
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	38	38
Storm Smart Buyer LLC	131	131
Teel Plastics, LLC	324	324
The Channel Company, LLC	62	62
The Stratix Corporation	75	150
Trademark Global, LLC	65	88
Triad Technologies, LLC	314	314
United Land Services Opco Parent, LLC	803	914
USALCO, LLC	68	93
Vanguard Packaging, LLC	303	303
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	34	38
Vital Care Buyer, LLC	406	580
Western Veterinary Partners, LLC	217	147
Total unfunded portfolio company commitments	$27,294	$30,379

(1) Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

As of March 31, 2022 and December 31, 2021, approximately $203,000 and $185,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
Investor Commitments

As of March 31, 2022 and December 31, 2021, the Company had $216.0 million in total capital commitments from investors ($32.4 million undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of March 31, 2022, and December 31, 2021, management was not aware of any material pending or threatened litigation.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Note 9.  Net Assets
Subscriptions and Drawdowns
As of March 31, 2022, the Company had 9,141,176 shares issued and outstanding with a par value of $0.001 per share.
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
During the three months ended March 31, 2022, there were no capital call notices delivered to investors.
During the three months ended March 31, 2021, the Advisor delivered the following capital call notice to investors:

	Three Months Ended March 31, 2021
		Number of	Aggregate Offering
	Common Share	Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
Total		540,000	$10.80

Dividends
There were no dividends declared during the three months ended March 31, 2022 and 2021.

Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2022 and 2021:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands, except share and per share amounts)	March 31, 2022	March 31, 2021
Net increase (decrease) in net assets resulting from operations	$2,347	$1,303
Weighted average shares of common stock outstanding - basic and diluted	9,141,176	4,488,000
Earnings (loss) per common share - basic and diluted	$0.26	$0.29
Note 11. Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were no permanent differences for the three months ended March 31, 2022 and 2021.

Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding during the three months ended March 31, 2022 and 2021:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(Amounts in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value, beginning of period	$20.14	$19.75
Net investment income (loss)(1)	0.21	0.20
Net realized and unrealized gain (loss) on investment transactions(1)	0.05	0.09
Total from operations	0.26	0.29
Impact of issuance of common stock	–	(0.01)
Total increase (decrease) in net assets	0.26	0.28
Net asset value, end of period	$20.40	$20.03
Shares outstanding, end of period	9,141,176	5,022,000
Total return(2)(3)	1.3%	1.4%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	0.6%	0.9%
Ratio of net expenses to average net assets(3)(4)(6)	0.6%	0.9%
Ratio of net investment income (loss) to average net assets(3)(4)	1.0%	1.0%
Net assets, end of period	$186,445	$100,604
Weighted average shares outstanding	9,141,176	4,488,000
Total capital commitments, end of period	$216,000	$216,000
Ratio of total contributed capital to total committed capital, end of period	85.0%	46.5%
Portfolio turnover rate(7)	6.8%	11.7%
Asset coverage ratio(8)	N/A	N/A
(1)	The per share data was derived using the weighted average shares outstanding during the period.
(2)	Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(3)	Not annualized.
(4)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(5)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Administrator, if applicable.
(6)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable.
(7)	Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(8)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. The ratio is not applicable as of March 31, 2022 as there was no debt outstanding during the period.

Note 13.  Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements.  There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.
On April 15, 2022, the Board declared a dividend of $0.20 per share on the Company’s common stock, which was paid on April 29, 2022 to stockholders of record at the close of business on April 18, 2022.

On May, 4, 2022, the Company terminated the Subscription Facility's revolving credit agreement with the Lender.

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

Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the U.S. Department of the Treasury and the Federal Reserve, and the potential effects of actual and proposed legislation on us, our views on certain macroeconomic trends, and the impact of COVID-19. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 10-K”). Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of AG Twin Brook BDC, Inc. This MD&A is provided as a supplement to, and should be read in conjunction with our 2021 10-K, our consolidated financial statements and the accompanying notes to consolidated financial statements (Part I, Item 1 of this report).

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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us.  Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”).  As of March 31, 2022, we had $216 million in total capital commitments from investors.  Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2022, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors.  Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index.  Trends in base interest rates, such as LIBOR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.

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

We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1  million as of March 31, 2022.

From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.

Leverage
Currently, we do not intend to utilize leverage. We may borrow money from time to time within the levels permitted by the 1940 Act.

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

Portfolio and Investment Activity
As of March 31, 2022, based on fair value, our portfolio consisted of 94.77% first lien senior secured debt investments, 0.01% sponsor subordinated note investments, and 5.22% investments in affiliated funds.

As of March 31, 2022, we had investments in one hundred twenty-five portfolio companies with an aggregate fair value of $162.2 million.  As of December 31, 2021, we had investments in one hundred twenty-one portfolio companies with an aggregate fair value of $159.1 million.

Our investment activity for the three months ended March 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended	Three Months Ended
(Amounts in thousands)	March 31, 2022	March 31, 2021
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$10,526	$19,615
Sponsor subordinated note	-	2
Investment in affiliated funds	238	130
Total principal amount of investments committed	$10,764	$19,747
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(11,335)	$(10,211)
Investment in affiliated funds	(8)	(2)
Total principal amount of investments sold or repaid	$(11,343)	$(10,213)
New debt investments(1):
New commitments	$5,468	$18,409
Number of new commitments in new portfolio companies(2)	5	11
Average new commitment amount	$1,094	$1,674
Weighted average term for new commitments (in years)	5.4	4.9
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	0.0%	0.0%

(1) Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2) Number of new debt investment commitments represent commitments to a particular portfolio company.

As of March 31, 2022 and December 31, 2021, our investments consisted of the following:

	March 31, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$153,473	$153,712	$151,054	$151,105
Sponsor subordinated note	16	16	16	16
Investment in affiliated funds	6,440	8,465	6,210	7,986
Total investments	$159,929	$162,193	$157,280	$159,107

The table below describes investments by industry composition based on fair value as of March 31, 2022 and December 31, 2021:
	March 31, 2022	December 31, 2021
Aerospace and defense	1.3%	1.3%
Auto components	1.3%	1.4%
Chemicals	4.5%	4.6%
Commercial services and supplies	5.0%	3.7%
Construction and engineering	1.7%	1.6%
Containers and packaging	3.9%	3.9%
Distributors	0.3%	0.3%
Diversified consumer services	8.6%	8.9%
Electrical equipment	0.8%	0.8%
Electronic equipment, instruments and components	1.4%	1.4%
Food and staples retailing	2.3%	2.3%
Food products	1.0%	0.9%
Gas utilities	0.9%	0.9%
Health care equipment and supplies	2.6%	2.0%
Health care providers and services	22.6%	24.8%
Health care technology	1.2%	1.1%
Household durables	1.8%	1.8%
Internet and direct marketing retail	2.6%	2.6%
IT services	3.6%	3.8%
Leisure equipment and products	1.9%	1.9%
Leisure products	0.5%	0.5%
Life sciences tools and services	0.7%	0.7%
Machinery	2.1%	2.2%
Media	3.8%	3.7%
Metals and mining	1.6%	1.5%
Multisector holdings	5.2%	5.0%
Personal products	1.9%	1.7%
Pharmaceuticals	2.0%	2.1%
Professional services	0.5%	0.5%
Real estate management and development	1.1%	1.0%
Semiconductors and semiconductor equipment	0.4%	0.5%
Software	2.0%	2.1%
Specialty retail	2.6%	2.5%
Textiles, apparel and luxury goods	1.2%	1.2%
Trading companies and distributors	4.6%	4.3%
Water utilities	0.5%	0.5%
Total	100.0%	100.0%

As of March 31, 2022, 99.0% of investments held were based in the United States and 1.0% were based in Canada. As of December 31, 2021, 99.0% of investments held were based in the United States and 1.0% were based in Canada.

The weighted average yields and interest rates of our funded debt investments as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted average total yield of funded debt investments at cost	9.3%	8.2%
Weighted average total yield of funded debt investments at fair value	9.2%	8.1%
Weighted average interest rate of funded debt investments (1)	6.9%	6.9%
Weighted average spread over reference rates of all floating rate funded debt investments	5.9%	5.9%

(1) Calculated using actual interest rates in effect as of March 31, 2022 and December 31, 2021 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
		Percentage of		Percentage of
	Investments	Total	Investments	Total
Investment Rating	at Fair Value	Debt Investments	at Fair Value	Debt Investments
(Amounts in thousands)
A	$–	–	$–	–
B	145,509	94.7%	141,945	93.9%
C	8,203	5.3%	9,160	6.1%
D	–	–	–	–
E	–	–	–	–
F	–	–	–	–
Total	$153,712	100.0%	$151,105	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$153,473	100.0%	$151,054	100.0%
Non-accrual	-	-	-	-
Total	$153,473	100.0%	$151,054	100.0%

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

Results of Operations
The following table represents the operating results for the three months ended March 31, 2022 and 2021:

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2022	March 31, 2021
Total investment income	$3,072	$1,676
Less: expenses	(1,175)	(771)
Net investment income (loss)	1,897	905
Net change in unrealized gain (loss)	417	388
Net realized gain (loss)	33	10
Net increase (decrease) in net assets resulting from operations	$2,347	$1,303

Investment Income
Investment income for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2022	March 31, 2021
Interest income	$2,923	$1,622
Other income	149	54
Total investment income	$3,072	$1,676

Total investment income increased to $3.1 million for the three months ended March 31, 2022 from $1.7 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $162.2 million at March 31, 2022 from $84.6 million at March 31, 2021.

Expenses
Expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2022	March 31, 2021
Income incentive fees	$381	$147
Management fees	241	123
Professional fees	119	44
Accounting fees	104	104
Insurance fees	90	122
Other	86	38
Interest	55	60
Administrative fees	54	88
Directors' fees	45	45
Total net expenses	$1,175	$771

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

For the three months ended March 31, 2022, the Administrator charged approximately $0.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.  For the three months ended March 31, 2021, the Administrator charged approximately $0.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement

Total net expenses increased to approximately $1.2 million from $0.8 million, for the three months ended March 31, 2022 and 2021, respectively, primarily due to increases in income incentive fees,  management fees, and professional fees. These increases in fees were largely driven by our deployment of capital and increased balance of our investments.

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

Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three months ended March 31, 2022 and 2021, we did not accrue U.S. federal excise tax.

We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended March 31, 2022 and 2021, we did not accrue U.S. federal tax expense related to fee income received.

Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the three months ended March 31, 2022 and 2021, net unrealized gains (losses) on our investment transactions were as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2022	March 31, 2021
Net change in unrealized gain (loss) on investments	$437	$372
Net change in unrealized gain (loss) on foreign currency forward contracts	(18)	16
Net change in unrealized gain (loss) on foreign currency translation	(2)	–
Net change in unrealized gain (loss) on investment transactions	$417	$388

For the three months ended March 31, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2021. The unrealized gains were also driven by improved performance of our portfolio companies including equity investments held by Twin Brook Equity Holdings, LLC, that increased our net asset value in the affiliated fund during the three months ended March 31, 2022.

For the three months ended March 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. The primary drivers of our portfolio's unrealized gains were improved market conditions and credit spreads tightening during the three months ended March 31, 2021.

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies and foreign currency transactions during the three months ended March 31, 2022 and 2021, were as follows:

	Three Months	Three Months
	Ended	Ended
(Amounts in thousands)	March 31, 2022	March 31, 2021
Net realized gain (loss) on investments	$35	$18
Net realized gain (loss) on foreign currency forward transactions	(2)	(8)
Net realized gain (loss) on investment transactions	$33	$10

The increase in realized gains during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due to increased paydown activity as the portfolio matures.

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

We may from time to time increase the size of our existing subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. There were no outstanding borrowings as of March 31, 2022 and December 31, 2021. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 200% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash as of March 31, 2022, taken together with our uncalled capital commitments of $32.4 million and available debt capacity of $3.6 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of March 31, 2022 we had $25.3 million in cash.  During the three months ended March 31, 2022, we used $0.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $13.3 million, partially offset by sales and paydowns of portfolio investments of $10.9 million, and other operating activities of $1.8 million.  Cash used for financing activities was $1.8 million during the period, which was the result of dividend payments.

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

Equity
Subscriptions and Drawdowns
As of March 31, 2022, we had 9,141,176 shares issued and outstanding with a par value of $0.001 per share.

We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investors.

During the three months ended March 31, 2022, there were no capital call notices delivered to investors.

During the three months ended March 31, 2021, our Advisor delivered the following capital call notices to investors:

	Three Months Ended March 31, 2021
		Number of	Aggregate Offering
	Common Share	Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
Total		540,000	$10.80

Dividends
There were no dividends declared for the three months ended March 31, 2022 and 2021.
Debt
Subscription Facility
In accordance with the 1940 Act, we can borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations. There were no outstanding borrowings as of March 31, 2022 and December 31, 2021.

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

Borrowings under the Subscription Facility bear interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan. As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings.  In addition, we pay an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility is August 12, 2022.
The Subscription Facility agreement subjects us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes.  As of March 31, 2022, we are in compliance with such covenants.
On May 4, 2022, we terminated the Subscription Facility’s revolving credit agreement.

Debt obligations consisted of the following as of March 31, 2022 and December 31, 2021:
	As of March 31, 2022
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$–	$3,564	$–
Total debt	$15,000	$–	$3,564	$–
(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
	As of December 31, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$–	$3,564	$–
Total debt	$15,000	$–	$3,564	$–

(1)  The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

For the three months ended March 31, 2022 and 2021 the components of interest expense were as follows:
	Three Months Ended	Three Months Ended
(Amounts in thousands)	March 31, 2022	March 31, 2021
Interest expense	$8	$7
Amortization of deferred financing costs	47	53
Total interest expense	$55	$60
Average interest rate	N/A	3.54%
Average daily borrowings	N/A	$56
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

As of March 31, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2022	December 31, 2021
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
Abrasive Technology Intermediate, LLC	156	173
Advanced Lighting Acquisition, LLC	324	324
AEP Passion Intermediate Holdings, Inc.	69	91
AFC Industries, Inc.	137	223
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	534	534
Alliance Environmental Group, LLC	66	113
ALM Media, LLC	971	971
Altamira Material Solutions, LP	41	45
AM Buyer, LLC	111	111
Answer Acquisition, LLC	34	38
Apex Dental Partners, LLC	146	215
Aptitude Health Holdings, LLC	267	240
Aquatic Sales Solutions, LLC	117	117
ASC Ortho Management, LLC	398	398
ASP Global Acquisition, LLC	485	534
AvCarb, LLC	704	704
Banner Buyer, LLC	715	838
BBG Intermediate Holdings, Inc.	229	233
BCI Burke Holding Corp.	195	196
Beacon Oral Specialists Management LLC	116	36
Behavior Frontiers, LLC	19	19
Bio Agri Mix Holdings Inc.	90	89
Brightview, LLC	160	358
Canadian Orthodontic Partners Corp.	142	237
Community Care Partners, LLC	146	169
Copperweld Group, Inc.	493	197
Cosmetic Solutions, LLC	344	710
CPS HVAC Group, LLC	182	188
Data Source Intermediate Holdings, LLC	123	123
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	106	134
Diamondback Buyer, LLC	75	75
DNS IMI Acquisition Corp	125	124
Domino Equipment Company, LLC	79	79
Dykstra's Auto, LLC	152	129
Edko Acquisition, LLC	38	38
EH Management Company, LLC	38	38
Empire Equipment Company, LLC	282	1,254
EMSAR Acquisition LLC	515	542
Engelman Baking Co., LLC	163	153
E-Phoenix Acquisition Co. Inc.	75	75
Exclusive Concepts, LLC	248	248

Portfolio Company	March 31, 2022	December 31, 2021
First lien senior secured debt (continued)(1)	(Amounts in thousands)	(Amounts in thousands)
Formulated Buyer, LLC	$390	$390
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	300	300
Golden Bear PT Partners, LLC	218	267
Green Monster Acquisition, LLC	38	38
Groundworks Operations, LLC	425	575
Guardian Dentistry Practice Management, LLC	81	90
Home Brands Group Holdings, Inc.	48	48
Hydromax USA, LLC	125	182
Icelandirect, LLC	17	23
Industrial Dynamics Company, Ltd.	141	141
Infolinks Media Buyco, LLC	77	77
Innovative FlexPak, LLC	408	408
ISSA, LLC	66	66
Jansy Packaging, LLC	470	706
Juniper Landscaping Holdings LLC	132	110
Kaizen Auto Care, LLC	99	204
Kalkomey Enterprises, LLC	46	77
Lakeshirts LLC	80	80
Leonard Group, Inc.	66	197
Library Associates, LLC	-	84
MacNeill Pride Group Corp.	158	52
Mad Rose Company, LLC	119	119
Main Street Gourmet, LLC	685	704
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	84	84
Millennia Patient Services, LLC	401	401
Montway LLC	825	825
Motis Brands, Inc.	8	14
MRC Keeler Acquisition, LLC	300	300
Nelson Name Plate Company	86	94
Network Partners Acquisition, LLC	150	150
Nimlok Company, LLC	320	320
Novum Orthopedic Partners Management, LLC	331	373
NSG Buyer, Inc.	294	294
NutriScience Innovations, LLC	131	131
P&R Dental Strategies, LLC	23	23
Peak Dental Services, LLC	146	149
Peak Investment Holdings, LLC	908	908
Pentec Acquisition Corp.	75	75
Performance PowerSports Group Purchaser, Inc.	12	8
Pink Lily Holdings, LLC	38	46
PPW Acquisition, LLC	21	30
Reliable Medical Supply LLC	87	178
Revival Animal Health, LLC	131	131
RQM Buyer, Inc.	234	234

Portfolio Company	March 31, 2022	December 31, 2021
First lien senior secured debt (continued)(1)	(Amounts in thousands)	(Amounts in thousands)
RTP Acquisition, LLC	$38	$38
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	38	38
SCA Buyer, LLC	373	412
SCP Beverage Buyer, LLC	23	38
SCP ENT and Allergy Services, LLC	879	966
Shearer Supply, LLC	67	71
ShiftKey, LLC	241	120
Signature Dental Partners LLC	152	179
Silver Falls MSO, LLC	-	94
SimiTree Acquisition LLC	191	522
Southeast Primary Care Partners, LLC	405	435
Southern Orthodontic Partners Management, LLC	45	167
Southern Sports Medicine Partners, LLC	216	-
Spear Education, LLC	359	888
Spectrum Solutions, LLC	267	267
Starwest Botanicals Acquisition, LLC	139	174
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	38	38
Storm Smart Buyer LLC	131	131
Teel Plastics, LLC	324	324
The Channel Company, LLC	62	62
The Stratix Corporation	75	150
Trademark Global, LLC	65	88
Triad Technologies, LLC	314	314
United Land Services Opco Parent, LLC	803	914
USALCO, LLC	68	93
Vanguard Packaging, LLC	303	303
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	34	38
Vital Care Buyer, LLC	406	580
Western Veterinary Partners, LLC	217	147
Total unfunded portfolio company commitments	$27,294	$30,379

(1) Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

As of March 31, 2022 and December 31, 2021, approximately $203,000 and $185,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.

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

Investor Commitments
As of March 31, 2022 and December 31, 2021, the Company had $216.0 million in total capital commitments from investors ($32.4 million undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Contractual Obligations
We have no contractual payment obligations under our subscription facility as there were no borrowings outstanding as of March 31, 2022.
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
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, and elsewhere in our filings with the SEC. There have been no significant changes this quarter in our critical accounting policies and practices.

Good Faith Determinations of Fair Value (“Rule 2a-5”) under the 1940 Act was adopted by SEC in December 2020 and establishes requirements for determining fair value good faith for purposes of the 1940 Act. The company is evaluating the impact of adopting Rule 2a-5 on the financial statements and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.

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

As of March 31, 2022, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$3.1	$-	$3.1
Up 100 basis points	$1.5	$-	$1.5
Down 100 basis points	$-	$-	$-
Down 200 basis points	$-	$-	$-

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

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2022, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

AG TWIN BROOK BDC, INC.

May 13, 2022	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)