Form 10-Q
period 2022-06-30
AG Twin Brook BDC, Inc.
filed 2022-08-12
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 12, 2022, the registrant had 9,672,358 shares of common stock, $0.001 par value per share, outstanding.

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $170,054 and $151,070, respectively)	$170,047	$151,121
Non-controlled/affiliated investments at fair value (amortized cost of $6,878 and $6,210, respectively)	9,718	7,986
Unrealized gain on foreign currency forward contracts	44	39
Cash	19,732	27,711
Interest receivable	261	261
Prepaid expenses	18	142
Deferred financing costs	—	47
Total assets	$199,820	$187,307
Liabilities
Unrealized loss on foreign currency forward contracts	$8	$3
Dividend payable	1,934	1,814
Accrued expenses and other liabilities payable to affiliate	709	677
Income incentive fees payable	442	345
Management fees payable	254	196
Deferred income	154	167
Interest payable	—	7
Total liabilities	3,501	3,209
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized; 9,672,358 and 9,141,176 shares issued and outstanding, respectively	$10	$9
Additional paid-in-capital	193,637	182,850
Total distributable earnings (loss)	2,672	1,239
Total net assets	196,319	184,098
Total liabilities and net assets	$199,820	$187,307
Net asset value per share	$20.30	$20.14
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$3,176	$1,789	$6,099	$3,411
Other	288	153	437	207
Total investment income from non-controlled, non-affiliated investments:	3,464	1,942	6,536	3,618
Total investment income	3,464	1,942	6,536	3,618
Expenses
Income incentive fees	$442	$207	$823	$354
Management fees	254	138	495	261
Professional fees	162	122	281	166
Other	131	47	217	85
Accounting fees	105	106	209	210
Insurance fees	66	100	156	222
Administrative fees(1)	63	82	117	170
Directors' fees	45	45	90	90
Interest	—	64	55	124
Total net expenses	1,268	911	2,443	1,682
Net investment income (loss)	2,196	1,031	4,093	1,936
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	$22	$84	$57	$94
Foreign currency forward transactions	30	(59)	28	(59)
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(246)	315	(58)	475
Non-controlled, affiliated investments	815	340	1,064	552
Foreign currency forward contracts	18	(12)	—	4
Foreign currency translation	2	—	—	—
Total net realized and unrealized gain (loss) on investment transactions	641	668	1,091	1,066
Net increase (decrease) in net assets resulting from operations	$2,837	$1,699	$5,184	$3,002
Net investment income (loss) per share - basic and diluted	$0.23	$0.21	$0.44	$0.41
Earnings (loss) per share - basic and diluted	$0.30	$0.34	$0.56	$0.63
Weighted average shares outstanding - basic and diluted	9,345,477	5,022,000	9,243,891	4,756,475
(1)Refer to Note 6. Agreements and Related Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$2,196	$1,031	$4,093	$1,936
Net realized gain (loss)	52	25	85	35
Net change in unrealized gain (loss)	589	643	1,006	1,031
Net increase in net assets resulting from operations	2,837	1,699	5,184	3,002
Dividends
Dividends declared from earnings	(3,763)	(1,004)	(3,763)	(1,004)
Net decrease in net assets resulting from dividends	(3,763)	(1,004)	(3,763)	(1,004)
Capital share transactions
Issuance of common shares	10,800	—	10,800	10,800
Net increase in net assets resulting from capital share transactions	10,800	—	10,800	10,800
Total increase in net assets	9,874	695	12,221	12,798
Net assets, at beginning of period	186,445	100,604	184,098	88,501
Net assets, at end of period	$196,319	$101,299	$196,319	$101,299
Capital share activity
Shares issued	531,182	—	531,182	540,000
Net increase in shares outstanding	531,182	—	531,182	540,000
Dividends declared per share	$0.40	$0.20	$0.40	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,184	$3,002
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(57)	(94)
Net change in unrealized (appreciation) depreciation on investments	(1,006)	(1,027)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	—	(4)
Net accretion on debt instruments	(357)	(204)
Net paydown gain on debt instruments	(93)	(103)
Interest received in-kind	(25)	(7)
Purchases and drawdowns of investments	(42,140)	(34,931)
Proceeds from sales and paydowns of investments	23,020	17,813
Amortization of deferred financing costs	47	109
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	—	(37)
(Increase) decrease in prepaid expenses	124	(158)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	32	83
Increase (decrease) in management fees payable	58	33
Increase (decrease) in income incentive fees payable	97	108
Increase (decrease) in deferred income	(13)	(12)
Increase (decrease) in interest payable	(7)	(13)
Net cash used in operating activities	(15,136)	(15,442)
Cash flows from financing activities
Proceeds from issuance of common shares	10,800	10,800
Dividends paid	(3,643)	(2,160)
Borrowings on subscription facility	—	3,100
Payments on subscription facility	—	(2,400)
Payments for deferred financing costs	—	(23)
Net cash provided by (used in) financing activities	7,157	9,317
Net change in cash	(7,979)	(6,125)
Cash
Cash, beginning of period	27,711	10,320
Cash, end of period	$19,732	$4,195

Supplemental and non-cash information
Cash paid during the period for interest	$15	$28
Dividend payable	$1,934	$—
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Aerospace and defense
Mattco Forge, Inc.(6)	First lien senior secured revolving loan	L + 7.25%	9.50%	12/6/2024	$506	$(6)	$(22)	(0.01)%
Mattco Forge, Inc.	First lien senior secured term loan	L + 7.25%	9.50%	12/6/2024	2,179	2,148	2,086	1.06%
						2,142	2,064	1.05%
Air Freight & Logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S + 6.00%	8.21%	6/21/2024	150	$(3)	$(3)	0.00%
Load One Purchaser Corporation	First lien senior secured revolving loan	S + 6.00%	8.21%	6/21/2028	75	9	9	0.00%
Load One Purchaser Corporation	First lien senior secured term loan	S + 6.00%	8.21%	6/21/2028	815	798	798	0.41%
						804	804	0.41%
Auto components
AvCarb, LLC	First lien senior secured delayed draw term loan	L + 6.00%	8.25%	11/12/2026	$666	$56	$56	0.03%
AvCarb, LLC	First lien senior secured revolving loan	L + 6.00%	8.25%	11/12/2026	38	3	3	0.00%
AvCarb, LLC	First lien senior secured term loan	L + 6.00%	8.25%	11/12/2026	497	488	489	0.25%
CCG Acquisition, Inc. (6)	First lien senior secured revolving loan	S + 6.00%	8.32%	5/17/2027	19	—	—	0.00%
CCG Acquisition, Inc.	First lien senior secured term loan	S + 6.00%	8.32%	5/17/2027	427	421	421	0.21%
Raneys, LLC (6)	First lien senior secured revolving loan	P + 4.75%	9.50%	6/7/2027	38	(1)	(1)	0.00%
Raneys, LLC	First lien senior secured term loan	P + 4.75%	9.50%	6/7/2027	423	414	414	0.21%
Vehicle Accessories, Inc.	First lien senior secured revolving loan	P + 4.50%	8.00%	11/30/2026	38	24	24	0.01%
Vehicle Accessories, Inc.	First lien senior secured term loan	S + 5.75%	8.07%	11/30/2026	1,675	1,663	1,667	0.85%
						3,068	3,073	1.56%
Chemicals
AM Buyer, LLC(6)	First lien senior secured revolving loan	L + 6.75%	9.00%	5/1/2025	$111	$(2)	$(1)	0.00%
AM Buyer, LLC	First lien senior secured term loan	L + 6.75%	9.00%	5/1/2025	476	469	471	0.24%
Answer Acquisition, LLC (6)	First lien senior secured revolving loan	L + 5.75%	8.00%	12/30/2026	38	(1)	(1)	0.00%
Answer Acquisition, LLC	First lien senior secured term loan	L + 5.75%	8.00%	12/30/2026	1,707	1,676	1,679	0.86%
SASE Company, LLC(6)	First lien senior secured revolving loan	S + 6.00%	8.32%	11/15/2026	38	(1)	(1)	0.00%
SASE Company, LLC	First lien senior secured term loan	S + 6.00%	8.32%	11/15/2026	1,622	1,593	1,596	0.81%
Teel Plastics, LLC(6)	First lien senior secured revolving loan	L + 5.00%	6.67%	1/24/2025	324	(3)	(3)	0.00%
Teel Plastics, LLC	First lien senior secured term loan	L + 5.00%	6.67%	1/24/2025	1,805	1,785	1,789	0.91%
USALCO, LLC	First lien senior secured revolving loan	L + 6.00%	8.25%	10/19/2026	100	47	47	0.02%
USALCO, LLC	First lien senior secured term loan	L + 6.00%	8.25%	10/19/2027	1,894	1,876	1,881	0.96%
						7,439	7,457	3.80%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	L + 6.00%	7.63%	12/30/2023	$75	$53	$53	0.03%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Alliance Environmental Group, LLC	First lien senior secured revolving loan	L + 6.00%	7.63%	12/30/2027	38	16	16	0.01%
Alliance Environmental Group, LLC	First lien senior secured term loan	L + 6.00%	7.63%	12/30/2027	1,458	1,431	1,434	0.73%
Edko Acquisition, LLC	First lien senior secured revolving loan	S + 5.75%	8.07%	6/25/2026	38	7	7	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S + 5.75%	8.07%	6/25/2026	1,145	1,124	1,128	0.57%
Franchise Fastlane, LLC	First lien senior secured revolving loan	S + 5.50%	7.14%	5/2/2027	15	7	7	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S + 5.50%	7.14%	5/2/2027	1,176	1,153	1,153	0.59%
Gold Medal Holdings, Inc.(17)	First lien senior secured revolving loan	S + 7.00%	9.32%	3/17/2027	50	14	15	0.01%
Gold Medal Holdings, Inc.	First lien senior secured term loan	S + 7.00%	9.32%	3/17/2027	722	711	715	0.36%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	L + 5.50%	7.75%	12/28/2026	38	7	7	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	L + 5.50%	7.75%	12/28/2026	1,182	1,161	1,162	0.59%
HLSG Intermediate, LLC(6)	First lien senior secured delayed draw term loan	S + 6.25%	7.74%	3/31/2028	96	(1)	—	0.00%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S + 6.25%	7.74%	3/31/2028	60	15	15	0.01%
HLSG Intermediate, LLC	First lien senior secured term loan	S + 6.25%	7.74%	3/31/2028	1,009	997	999	0.51%
Nimlok Company, LLC (6)(10)	First lien senior secured revolving loan	S + 6.25%	7.89%	11/27/2024	320	(4)	(4)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S + 6.25%	7.89%	11/27/2025	2,692	2,649	2,652	1.35%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S + 6.00%	8.32%	12/27/2026	143	107	107	0.05%
Steel City Wash, LLC(6)	First lien senior secured revolving loan	S + 6.00%	8.32%	12/27/2026	38	(1)	(1)	0.00%
Steel City Wash, LLC	First lien senior secured term loan	S + 6.00%	8.32%	12/27/2026	798	783	785	0.40%
						10,229	10,250	5.21%
Construction and engineering
BCI Burke Holding Corp.(6)	First lien senior secured delayed draw term loan	L + 5.75%	7.32%	12/14/2027	$132	$(2)	$(2)	0.00%
BCI Burke Holding Corp.	First lien senior secured revolving loan	L + 5.75%	7.32%	12/14/2027	79	2	2	0.00%
BCI Burke Holding Corp.	First lien senior secured term loan	L + 5.75%	7.32%	12/14/2027	912	900	902	0.46%
CPS HVAC Group, LLC(6)	First lien senior secured delayed draw term loan	L + 6.75%	9.00%	12/15/2026	150	(3)	(2)	0.00%
CPS HVAC Group, LLC(6)	First lien senior secured revolving loan	L + 6.75%	9.00%	12/15/2026	38	(1)	(1)	0.00%
CPS HVAC Group, LLC	First lien senior secured term loan	L + 6.75%	9.00%	12/15/2026	273	268	269	0.14%
Domino Equipment Company, LLC(6)	First lien senior secured revolving loan	S + 6.25%	8.57%	4/1/2026	79	(1)	(1)	0.00%
Domino Equipment Company, LLC	First lien senior secured term loan	S + 6.25%	8.57%	4/1/2026	578	567	568	0.29%
Highland Acquisition, Inc. (6)	First lien senior secured revolving loan	S + 5.50%	7.82%	3/9/2027	30	(1)	(1)	0.00%
Highland Acquisition, Inc.	First lien senior secured term loan	S + 5.50%	7.82%	3/9/2027	942	924	925	0.47%
						2,653	2,659	1.36%
Containers and packaging
Innovative FlexPak, LLC	First lien senior secured revolving loan	L + 7.00%	9.25%	1/23/2025	$627	$275	$268	0.14%
Innovative FlexPak, LLC	First lien senior secured term loan	L + 7.00%	9.25%	1/23/2025	2,633	2,597	2,576	1.31%
Jansy Packaging, LLC(6)	First lien senior secured revolving loan	S + 6.00%	7.29%	9/30/2023	470	(4)	—	0.00%
Jansy Packaging, LLC	First lien senior secured term loan	S + 6.00%	7.29%	9/30/2023	1,125	1,110	1,125	0.57%
MRC Keeler Acquisition, LLC(6)	First lien senior secured delayed draw term loan	L + 5.75%	8.00%	12/4/2025	150	(2)	(2)	0.00%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MRC Keeler Acquisition, LLC(6)	First lien senior secured revolving loan	L + 5.75%	8.00%	12/4/2025	150	(2)	(2)	0.00%
MRC Keeler Acquisition, LLC	First lien senior secured term loan	L + 5.75%	8.00%	12/4/2025	952	938	939	0.48%
Vanguard Packaging, LLC	First lien senior secured revolving loan	L + 5.25%	7.50%	8/9/2024	535	50	48	0.02%
Vanguard Packaging, LLC	First lien senior secured term loan	L + 5.25%	7.50%	8/9/2024	1,199	1,191	1,188	0.61%
						6,153	6,140	3.13%
Distributors
RTP Acquisition, LLC(6)	First lien senior secured revolving loan	L + 6.50%	8.75%	8/17/2026	$38	$(1)	$(1)	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	L + 6.50%	8.75%	8/17/2026	534	525	525	0.27%
						524	524	0.27%
Diversified consumer services
50Floor, LLC(6)	First lien senior secured revolving loan	L + 5.75%	8.00%	12/31/2025	$199	$(3)	$(3)	0.00%
50Floor, LLC	First lien senior secured term loan	L + 5.75%	8.00%	12/31/2026	953	938	940	0.48%
Groundworks Operations, LLC	First lien senior secured delayed draw term loan	L + 5.00%	6.67%	1/17/2026	1,875	1,818	1,825	0.93%
Groundworks Operations, LLC(6)	First lien senior secured revolving loan	L + 5.00%	6.67%	1/17/2026	387	(4)	(3)	0.00%
Groundworks Operations, LLC	First lien senior secured term loan	L + 5.00%	6.67%	1/17/2026	2,491	2,460	2,473	1.26%
Home Brands Group Holdings, Inc.(6)	First lien senior secured revolving loan	L + 5.00%	6.67%	11/8/2026	48	(1)	(1)	0.00%
Home Brands Group Holdings, Inc.	First lien senior secured term loan	L + 5.00%	6.67%	11/8/2026	2,020	1,984	1,988	1.01%
ISSA, LLC	First lien senior secured revolving loan	L + 6.00%	8.10%	3/1/2027	131	37	37	0.02%
ISSA, LLC	First lien senior secured term loan	L + 6.00%	8.10%	3/1/2027	927	911	913	0.47%
Juniper Landscaping Holdings LLC(6)	First lien senior secured delayed draw term loan	L + 6.00%	8.25%	12/29/2026	88	(1)	(1)	0.00%
Juniper Landscaping Holdings LLC(6)(16)	First lien senior secured revolving loan	L + 6.00%	8.25%	12/29/2026	44	(1)	(1)	0.00%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	L + 6.00%	8.25%	12/29/2026	1,320	1,299	1,301	0.66%
Kalkomey Enterprises, LLC	First lien senior secured revolving loan	L + 6.75%	9.00%	4/24/2025	77	30	30	0.02%
Kalkomey Enterprises, LLC	First lien senior secured term loan	L + 6.75%	9.00%	4/24/2026	1,055	1,036	1,042	0.53%
PPW Acquisition, LLC	First lien senior secured revolving loan	L + 6.25%	7.92%	9/30/2026	38	5	5	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	L + 6.25%	7.92%	9/30/2026	608	597	598	0.30%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	L + 6.00%	8.25%	3/23/2026	1,072	511	512	0.26%
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	L + 6.00%	8.25%	3/23/2026	131	83	83	0.04%
United Land Services Opco Parent, LLC	First lien senior secured term loan	L + 6.00%	8.25%	3/23/2026	304	299	300	0.15%
						11,998	12,038	6.13%
Electrical equipment
AEP Passion Intermediate Holdings, Inc.	First lien senior secured delayed draw term loan	L + 5.50%	7.02%	10/5/2027	$72	$28	$28	0.01%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured revolving loan	L + 5.50%	7.02%	10/5/2027	48	23	23	0.01%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured term loan	L + 5.50%	7.02%	10/5/2027	1,287	1,270	1,272	0.65%
						1,321	1,323	0.67%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC(6)	First lien senior secured revolving loan	S + 5.50%	7.14%	11/22/2025	$324	$(4)	$(3)	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S + 5.50%	7.14%	11/22/2025	1,304	1,287	1,294	0.66%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	L + 5.50%	7.17%	10/18/2026	119	102	103	0.05%
Nelson Name Plate Company	First lien senior secured revolving loan	L + 5.50%	7.17%	10/18/2026	90	15	15	0.01%
Nelson Name Plate Company	First lien senior secured term loan	L + 5.50%	7.17%	10/18/2026	772	759	760	0.39%
						2,159	2,169	1.11%
Food and staples retailing
Engelman Baking Co., LLC	First lien senior secured revolving loan	L + 6.25%	7.92%	2/28/2025	$207	$30	$30	0.02%
Engelman Baking Co., LLC	First lien senior secured term loan	L + 6.25%	7.92%	2/28/2025	717	703	704	0.36%
Mad Rose Company, LLC (6)(15)	First lien senior secured revolving loan	L + 6.50%	7.79%	5/7/2026	119	34	35	0.02%
Mad Rose Company, LLC	First lien senior secured term loan	L + 6.50%	7.79%	5/7/2026	935	919	922	0.47%
Main Street Gourmet, LLC(6)	First lien senior secured delayed draw term loan	L + 5.75%	8.00%	11/10/2025	666	(8)	(7)	0.00%
Main Street Gourmet, LLC	First lien senior secured revolving loan	L + 5.75%	8.00%	11/10/2025	38	18	18	0.01%
Main Street Gourmet, LLC	First lien senior secured term loan	L + 5.75%	8.00%	11/10/2025	1,127	1,112	1,114	0.57%
NutriScience Innovations, LLC (6)(15)	First lien senior secured revolving loan	L + 7.00%	9.25%	4/21/2026	131	(2)	(2)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	L + 7.00%	9.25%	4/21/2026	479	472	472	0.24%
Qin's Buffalo, LLC (6)	First lien senior secured delayed draw term loan	S + 5.75%	8.07%	5/5/2024	75	(1)	(1)	0.00%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S + 5.75%	8.07%	5/5/2027	38	7	7	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S + 5.75%	8.07%	5/5/2027	539	528	528	0.27%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	L + 6.00%	8.25%	11/24/2026	38	14	14	0.01%
SCP Beverage Buyer, LLC	First lien senior secured term loan	L + 6.00%	8.25%	11/24/2026	414	407	407	0.21%
						4,233	4,241	2.18%
Food products
Icelandirect, LLC	First lien senior secured revolving loan	L + 6.00%	8.25%	7/30/2026	$38	$24	$24	0.01%
Icelandirect, LLC	First lien senior secured term loan	L + 6.00%	8.25%	7/30/2026	688	676	677	0.34%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	L + 5.25%	7.50%	4/30/2027	174	128	128	0.07%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	L + 5.25%	7.50%	4/30/2027	811	799	801	0.41%
						1,627	1,630	0.83%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	L + 6.25%	7.92%	12/30/2026	$112	$111	$111	0.06%
Hydromax USA, LLC	First lien senior secured revolving loan	L + 6.25%	7.92%	12/30/2026	228	156	157	0.08%
Hydromax USA, LLC	First lien senior secured term loan	L + 6.25%	7.92%	12/30/2026	1,241	1,223	1,225	0.62%
						1,490	1,493	0.76%
Health care equipment and supplies
626 Holdings Equity, LLC	First lien senior secured delayed draw term loan	S + 5.50%	6.65%	2/14/2028	$315	$92	$92	0.05%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
626 Holdings Equity, LLC(6)	First lien senior secured revolving loan	S + 5.50%	6.65%	2/14/2027	75	(1)	(1)	0.00%
626 Holdings Equity, LLC	First lien senior secured term loan	S + 5.50%	6.65%	2/14/2028	888	871	873	0.44%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	L + 6.50%	7.99%	3/30/2026	665	207	208	0.11%
EMSAR Acquisition LLC	First lien senior secured revolving loan	L + 6.50%	7.99%	3/30/2026	134	91	92	0.05%
EMSAR Acquisition LLC	First lien senior secured term loan	L + 6.50%	7.99%	3/30/2026	641	631	632	0.32%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	L + 7.00%	8.40%	4/8/2025	67	53	53	0.03%
Reliable Medical Supply LLC	First lien senior secured revolving loan	L + 7.00%	8.40%	4/8/2025	138	39	40	0.02%
Reliable Medical Supply LLC	First lien senior secured term loan	L + 7.00%	8.40%	4/8/2025	755	740	745	0.38%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	L + 6.00%	8.25%	1/20/2026	397	215	218	0.11%
SCA Buyer, LLC	First lien senior secured revolving loan	L + 6.00%	8.25%	1/20/2026	133	77	78	0.04%
SCA Buyer, LLC	First lien senior secured term loan	L + 6.00%	8.25%	1/20/2026	760	744	750	0.38%
Spectrum Solutions, LLC(6)	First lien senior secured revolving loan	L + 6.00%	7.67%	3/5/2026	267	(4)	(9)	0.00%
Spectrum Solutions, LLC	First lien senior secured term loan	L + 6.00%	7.67%	3/5/2026	652	642	631	0.32%
						4,397	4,402	2.26%
Health care providers and services
Agility Intermediate, Inc.(6)	First lien senior secured delayed draw term loan	L + 6.50%	9.38%	4/15/2026	$401	$(6)	$(6)	0.00%
Agility Intermediate, Inc.	First lien senior secured revolving loan	L + 6.50%	9.38%	4/15/2026	134	25	25	0.01%
Agility Intermediate, Inc.	First lien senior secured term loan	L + 6.50%	9.38%	4/15/2026	243	239	240	0.12%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S + 6.50%	8.14%	11/23/2025	560	438	438	0.22%
Apex Dental Partners, LLC	First lien senior secured revolving loan	P + 5.50%	10.25%	11/23/2025	150	35	35	0.02%
Apex Dental Partners, LLC	First lien senior secured term loan	S + 6.50%	8.14%	11/23/2025	625	615	615	0.31%
ASC Ortho Management, LLC	First lien senior secured delayed draw term loan	L + 6.00%	8.25%	12/31/2026	360	17	17	0.01%
ASC Ortho Management, LLC(6)	First lien senior secured revolving loan	L + 6.00%	8.25%	12/31/2026	38	(1)	(1)	0.00%
ASC Ortho Management, LLC	First lien senior secured term loan	L + 6.00%	8.25%	12/31/2026	521	512	513	0.26%
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	L + 6.00%	8.25%	1/21/2025	680	673	655	0.33%
ASP Global Acquisition, LLC (6)	First lien senior secured revolving loan	L + 6.00%	8.25%	1/21/2025	485	(5)	(18)	(0.01)%
ASP Global Acquisition, LLC	First lien senior secured term loan	L + 6.00%	8.25%	1/21/2025	2,788	2,753	2,688	1.37%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S + 6.00%	7.00%	12/14/2025	842	763	765	0.39%
Beacon Oral Specialists Management LLC	First lien senior secured revolving loan	S + 6.00%	7.00%	12/14/2025	188	69	69	0.04%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S + 6.00%	7.00%	12/14/2025	947	932	935	0.48%
Behavior Frontiers, LLC(13)	First lien senior secured revolving loan	S + 7.50%	9.82%	5/21/2026	38	18	16	0.01%
Behavior Frontiers, LLC	First lien senior secured term loan	S + 7.50%	9.82%	5/21/2026	655	643	603	0.31%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured delayed draw term loan	S + 5.50%	7.23%	6/7/2024	188	(3)	(3)	0.00%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S + 5.50%	7.23%	6/7/2026	38	(1)	(1)	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S + 5.50%	7.23%	6/7/2026	828	815	815	0.42%
Brightview, LLC(6)	First lien senior secured delayed draw term loan	L + 5.75%	8.00%	12/14/2026	107	(2)	(1)	0.00%
Brightview, LLC(6)	First lien senior secured revolving loan	L + 5.75%	8.00%	12/14/2026	52	(1)	—	0.00%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Brightview, LLC	First lien senior secured term loan	L + 5.75%	8.00%	12/14/2026	696		686	689	0.35%
Canadian Orthodontic Partners Corp.(7)	First lien senior secured delayed draw term loan	C + 7.00%	9.68%	3/19/2026	C$	499	210	201	0.10%
Canadian Orthodontic Partners Corp.(7)	First lien senior secured revolving loan	C + 7.00%	9.68%	3/19/2026	C$	267	204	199	0.10%
Canadian Orthodontic Partners Corp.(7)	First lien senior secured term loan	C + 7.00%	9.68%	3/19/2026	C$	225	176	170	0.09%
Canadian Orthodontic Partners Corp.(7)	First lien senior secured revolving loan	C + 7.00%	9.68%	3/19/2026	107		105	103	0.05%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S + 5.75%	7.39%	6/10/2026	258		163	166	0.08%
Community Care Partners, LLC(6)	First lien senior secured revolving loan	S + 5.75%	7.39%	6/10/2026	75		(1)	(1)	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S + 5.75%	7.39%	6/10/2026	1,280		1,263	1,269	0.65%
Dermatology Medical Partners OpCo, LLC	First lien senior secured delayed draw term loan	L + 6.50%	8.75%	10/29/2026	97		12	12	0.01%
Dermatology Medical Partners OpCo, LLC	First lien senior secured revolving loan	L + 6.50%	8.75%	10/29/2026	38		16	16	0.01%
Dermatology Medical Partners OpCo, LLC	First lien senior secured term loan	L + 6.50%	8.75%	10/29/2026	322		317	317	0.16%
EH Management Company, LLC(6)	First lien senior secured revolving loan	S + 5.50%	7.82%	7/15/2026	38		(1)	(1)	0.00%
EH Management Company, LLC	First lien senior secured term loan	S + 5.50%	7.82%	7/15/2026	975		958	960	0.49%
Geriatric Medical and Surgical Supply, LLC(6)	First lien senior secured revolving loan	S + 6.00%	8.32%	12/21/2025	300		(5)	(5)	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S + 6.00%	8.32%	12/21/2025	948		932	933	0.48%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S + 7.75%	10.07%	10/22/2026	333		166	165	0.08%
Golden Bear PT Partners, LLC(6)	First lien senior secured revolving loan	S + 7.75%	10.07%	10/22/2026	38		(1)	(1)	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S + 7.75%	10.07%	10/22/2026	1,544		1,507	1,499	0.71%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	L + 6.00%	7.67%	12/14/2023	388		335	336	0.17%
Guardian Dentistry Practice Management, LLC(6)	First lien senior secured revolving loan	L + 6.00%	7.67%	8/20/2026	23		—	—	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	L + 6.00%	7.67%	8/20/2026	523		515	516	0.26%
IPC Pain Acquistion, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	7.64%	5/19/2024	278		(4)	(4)	0.00%
IPC Pain Acquistion, LLC (6)	First lien senior secured revolving loan	S + 6.00%	7.64%	5/19/2027	25		—	—	0.00%
IPC Pain Acquistion, LLC	First lien senior secured term loan	S + 6.00%	7.64%	5/19/2027	178		175	175	0.09%
Network Partners Acquisition, LLC(6)	First lien senior secured delayed draw term loan	L + 6.00%	8.25%	12/30/2026	113		(2)	(2)	0.00%
Network Partners Acquisition, LLC(6)	First lien senior secured revolving loan	L + 6.00%	8.25%	12/30/2026	38		(1)	(1)	0.00%
Network Partners Acquisition, LLC	First lien senior secured term loan	L + 6.00%	8.25%	12/30/2026	394		387	388	0.20%
Novum Orthopedic Partners Management, LLC(6)	First lien senior secured delayed draw term loan	L + 5.25%	6.75%	12/29/2027	143		(2)	(1)	0.00%
Novum Orthopedic Partners Management, LLC(6)	First lien senior secured revolving loan	L + 5.25%	6.75%	12/29/2026	48		(1)	(1)	0.00%
Novum Orthopedic Partners Management, LLC	First lien senior secured term loan	L + 5.25%	6.75%	12/29/2027	1,035		1,015	1,019	0.52%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S + 6.50%	8.82%	5/2/2024	887		521	522	0.27%
Peak Dental Services, LLC	First lien senior secured revolving loan	S + 6.50%	8.82%	12/31/2025	133		24	25	0.01%
Peak Dental Services, LLC	First lien senior secured term loan	S + 6.50%	8.82%	12/31/2025	588		578	580	0.30%
Peak Investment Holdings, LLC	First lien senior secured delayed draw term loan	L + 6.50%	8.17%	12/6/2024	603		12	5	0.00%
Peak Investment Holdings, LLC(6)	First lien senior secured revolving loan	L + 6.50%	8.17%	12/6/2024	324		(3)	(7)	0.00%
Peak Investment Holdings, LLC	First lien senior secured term loan	L + 6.50%	8.17%	12/6/2024	1,294		1,279	1,266	0.64%
Pentec Acquisition Corp.(6)	First lien senior secured revolving loan	L + 6.00%	7.67%	10/8/2026	75		(1)	(1)	0.00%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Pentec Acquisition Corp.	First lien senior secured term loan	L + 6.00%	7.67%	10/8/2026	1,001	984	992	0.51%
Revival Animal Health, LLC(6)	First lien senior secured revolving loan	S + 6.50%	8.82%	4/6/2026	131	(2)	(2)	0.00%
Revival Animal Health, LLC	First lien senior secured term loan	S + 6.50%	8.82%	4/6/2026	1,026	1,009	1,012	0.52%
RQM Buyer, Inc.(6)	First lien senior secured delayed draw term loan	L + 5.75%	6.75%	8/12/2026	84	(1)	(1)	0.00%
RQM Buyer, Inc.(6)	First lien senior secured revolving loan	L + 5.75%	6.75%	8/12/2026	150	(2)	(1)	0.00%
RQM Buyer, Inc.	First lien senior secured term loan	L + 5.75%	6.75%	8/12/2026	1,156	1,137	1,146	0.58%
Sage Dental Management, LLC	First lien senior secured revolving loan	P + 4.25%	9.00%	4/1/2024	75	18	18	0.01%
Sage Dental Management, LLC	First lien senior secured term loan	S + 5.25%	6.67%	4/1/2024	951	943	944	0.48%
SAMGI Buyer, Inc.(6)	First lien senior secured revolving loan	L + 5.50%	7.75%	4/14/2025	138	(2)	(2)	0.00%
SAMGI Buyer, Inc.	First lien senior secured term loan	L + 5.50%	7.75%	4/14/2025	878	864	867	0.44%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S + 5.50%	7.14%	12/15/2023	1,431	1,364	1,376	0.70%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured revolving loan	S + 5.50%	7.14%	9/25/2025	256	(5)	(3)	0.00%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S + 5.50%	7.14%	9/25/2025	944	927	933	0.48%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S + 6.25%	7.89%	10/29/2026	180	124	124	0.06%
Signature Dental Partners LLC(6)	First lien senior secured revolving loan	S + 6.25%	7.89%	10/29/2026	38	(1)	(1)	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S + 6.25%	7.89%	10/29/2026	865	849	851	0.43%
Silver Falls MSO, LLC	First lien senior secured revolving loan	P + 5.75%	10.50%	8/30/2024	235	152	149	0.08%
Silver Falls MSO, LLC	First lien senior secured term loan	S + 6.75%	9.07%	8/30/2024	1,297	1,280	1,264	0.64%
SimiTree Acquisition LLC	First lien senior secured delayed draw term loan	S + 6.25%	7.25%	12/21/2024	897	868	873	0.44%
SimiTree Acquisition LLC	First lien senior secured revolving loan	S+ 6.25%	7.25%	5/17/2026	178	(3)	(2)	0.00%
SimiTree Acquisition LLC	First lien senior secured term loan	S + 6.25%	7.25%	5/17/2026	1,239	1,219	1,224	0.62%
SIMKO Merger Sub, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	8.32%	4/7/2024	188	(3)	(3)	0.00%
SIMKO Merger Sub, LLC (6)	First lien senior secured revolving loan	S + 6.00%	8.32%	4/7/2027	56	(1)	(1)	0.00%
SIMKO Merger Sub, LLC	First lien senior secured term loan	S + 6.00%	8.32%	4/7/2027	661	648	649	0.33%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S + 6.25%	8.57%	12/30/2025	524	290	292	0.15%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S + 6.25%	8.57%	12/30/2025	225	131	132	0.07%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S + 6.25%	8.57%	12/30/2025	867	851	854	0.44%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S + 5.75%	8.07%	4/8/2024	191	95	95	0.05%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S + 5.75%	8.07%	1/27/2026	171	75	77	0.04%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S + 5.75%	8.07%	1/27/2026	1,361	1,337	1,348	0.69%
Southern Sports Medicine Partners, LLC(6)	First lien senior secured delayed draw term loan	S + 6.00%	8.32%	2/23/2027	171	29	29	0.01%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S + 6.00%	8.32%	2/23/2027	60	7	7	0.00%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S + 6.00%	8.32%	2/23/2027	641	632	633	0.32%
Varsity DuvaSawko Operating Corp.(6)	First lien senior secured revolving loan	L + 6.00%	7.67%	11/27/2024	474	(5)	(4)	0.00%
Varsity DuvaSawko Operating Corp.	First lien senior secured term loan	L + 6.00%	7.67%	11/27/2024	2,676	2,649	2,655	1.35%
Vital Care Buyer, LLC	First lien senior secured revolving loan	L + 5.75%	8.00%	10/19/2025	580	90	91	0.05%
Vital Care Buyer, LLC	First lien senior secured term loan	L + 5.75%	8.00%	10/19/2025	912	901	902	0.46%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Western Veterinary Partners, LLC	First lien senior secured delayed draw term loan	S + 6.25%	8.57%	10/29/2026	509	203	207	0.11%
Western Veterinary Partners, LLC(6)	First lien senior secured revolving loan	S + 6.25%	8.57%	10/29/2026	24	—	—	0.00%
Western Veterinary Partners, LLC	First lien senior secured term loan	S + 6.25%	8.57%	10/29/2026	1,322	1,298	1,305	0.66%
						41,011	40,934	20.83%
Health care technology
Millennia Patient Services, LLC(6)	First lien senior secured delayed draw term loan	L + 6.00%	8.25%	3/8/2026	$267	$(4)	$(4)	0.00%
Millennia Patient Services, LLC(6)	First lien senior secured revolving loan	L + 6.00%	8.25%	3/8/2026	134	(2)	(2)	0.00%
Millennia Patient Services, LLC	First lien senior secured term loan	L + 6.00%	8.25%	3/8/2026	995	980	981	0.50%
Spear Education, LLC	First lien senior secured revolving loan	L + 5.75%	6.75%	2/26/2025	414	108	101	0.05%
Spear Education, LLC	First lien senior secured term loan	L + 5.75%	6.75%	2/26/2025	858	852	839	0.43%
						1,934	1,915	0.98%
Household durables
Storm Smart Buyer LLC(6)	First lien senior secured revolving loan	L + 6.00%	8.25%	4/5/2026	$131	$(2)	$(2)	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	L + 6.00%	8.25%	4/5/2026	912	898	900	0.46%
Trademark Global, LLC(6)	First lien senior secured delayed draw term loan	L + 6.25%	7.92%	7/30/2024	61	—	(2)	0.00%
Trademark Global, LLC	First lien senior secured revolving loan	L + 6.25%	7.92%	7/30/2024	113	108	103	0.05%
Trademark Global, LLC	First lien senior secured term loan	L + 6.25%	7.92%	7/30/2024	1,825	1,818	1,749	0.89%
						2,822	2,748	1.40%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	L + 6.50%	7.50%	12/18/2025	$188	$67	$67	0.03%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	L + 6.50%	7.50%	12/18/2025	2,528	2,481	2,488	1.27%
DealerOn Inc.(6)	First lien senior secured revolving loan	S + 5.50%	7.14%	11/19/2024	314	(3)	(2)	0.00%
DealerOn Inc.	First lien senior secured term loan	S + 5.50%	7.14%	11/19/2024	1,609	1,589	1,598	0.81%
						4,134	4,151	2.11%
IT services
ARC Healthcare Technologies, LLC (6)	First lien senior secured delayed draw term loan	S + 5.25%	7.45%	6/22/2024	$188	$(2)	$(2)	0.00%
ARC Healthcare Technologies, LLC (6)	First lien senior secured revolving loan	S + 5.25%	7.45%	6/22/2025	75	(1)	(1)	0.00%
ARC Healthcare Technologies, LLC	First lien senior secured term loan	S + 5.25%	7.45%	6/22/2025	1,418	1,400	1,400	0.71%
Data Source Intermediate Holdings, LLC(6)	First lien senior secured revolving loan	L + 5.50%	7.07%	2/11/2025	123	(1)	(1)	0.00%
Data Source Intermediate Holdings, LLC	First lien senior secured term loan	L + 5.50%	7.07%	2/11/2025	777	769	771	0.39%
E-Phoenix Acquisition Co. Inc. (6)	First lien senior secured revolving loan	L + 5.75%	8.00%	6/23/2027	75	(1)	(1)	0.00%
E-Phoenix Acquisition Co. Inc.	First lien senior secured term loan	L + 5.75%	8.00%	6/23/2027	1,437	1,422	1,425	0.73%
FreshAddress, LLC(6)	First lien senior secured revolving loan	L + 5.25%	7.50%	10/5/2025	30	—	—	0.00%
FreshAddress, LLC	First lien senior secured term loan	L + 5.25%	7.50%	10/5/2025	1,698	1,677	1,679	0.86%
P and R Dental Strategies, LLC(6)	First lien senior secured revolving loan	L + 6.50%	8.17%	12/22/2026	23	—	—	0.00%
P and R Dental Strategies, LLC	First lien senior secured term loan	L + 6.50%	8.17%	12/22/2026	657	645	646	0.33%
The Stratix Corporation	First lien senior secured delayed draw term loan	L + 6.00%	8.25%	11/19/2027	75	73	74	0.04%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
The Stratix Corporation(6)	First lien senior secured revolving loan	L + 6.00%	8.25%	11/19/2027	75	(1)	(1)	0.00%
The Stratix Corporation	First lien senior secured term loan	L + 6.00%	8.25%	11/19/2027	1,160	1,139	1,141	0.58%
						7,119	7,130	3.64%
Leisure equipment and products
MacNeill Pride Group Corp.	First lien senior secured delayed draw term loan	L + 6.25%	8.57%	4/22/2026	$503	$454	$455	0.23%
MacNeill Pride Group Corp.	First lien senior secured revolving loan	L + 6.25%	8.57%	4/22/2026	287	163	163	0.08%
MacNeill Pride Group Corp.	First lien senior secured term loan	L + 6.25%	8.57%	4/22/2026	871	864	866	0.44%
Performance PowerSports Group Purchaser, Inc.	First lien senior secured revolving loan	P + 4.75%	8.75%	10/8/2026	56	49	49	0.02%
Performance PowerSports Group Purchaser, Inc.	First lien senior secured term loan	S + 5.75%	8.07%	10/8/2026	1,611	1,582	1,584	0.81%
						3,112	3,117	1.58%
Leisure products
PHGP MB Purchaser, Inc. (6)	First lien senior secured delayed draw term loan	S + 6.00%	8.32%	5/20/2024	$113	$(2)	$(2)	0.00%
PHGP MB Purchaser, Inc.	First lien senior secured revolving loan	S + 6.00%	8.32%	5/20/2027	75	2	2	0.00%
PHGP MB Purchaser, Inc.	First lien senior secured term loan	S + 6.00%	8.32%	5/20/2027	1,109	1,087	1,087	0.55%
						1,087	1,087	0.55%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	L + 5.25%	7.50%	5/3/2026	$267	$(4)	$(4)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	L + 5.25%	7.50%	5/3/2026	1,109	1,091	1,093	0.56%
						1,087	1,089	0.56%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	L + 6.25%	7.49%	4/30/2026	$173	$32	$32	0.02%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	L + 6.25%	7.49%	4/30/2026	940	925	926	0.47%
DNS IMI Acquisition Corp(6)	First lien senior secured delayed draw term loan	L + 5.75%	8.00%	11/23/2026	75	(1)	(1)	0.00%
DNS IMI Acquisition Corp(6)	First lien senior secured revolving loan	L + 5.75%	8.00%	11/23/2026	56	(1)	(1)	0.00%
DNS IMI Acquisition Corp	First lien senior secured term loan	L + 5.75%	8.00%	11/23/2026	1,657	1,627	1,630	0.83%
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	7.61%	6/21/2024	49	—	—	0.00%
Double E Company, LLC	First lien senior secured revolving loan	S + 6.00%	7.61%	6/21/2028	66	9	9	0.00%
Double E Company, LLC	First lien senior secured term loan	S + 6.00%	7.61%	6/21/2028	1,055	1,044	1,044	0.53%
Industrial Dynamics Company, Ltd. (6)(9)	First lien senior secured revolving loan	S + 6.25%	7.54%	8/20/2024	141	(1)	(2)	0.00%
Industrial Dynamics Company, Ltd.	First lien senior secured term loan	S + 6.25%	7.54%	8/20/2024	889	880	878	0.45%
						4,514	4,515	2.30%
Media
ALM Media, LLC (6)(8)	First lien senior secured revolving loan	L + 6.50%	8.17%	11/25/2024	$971	$(11)	$(11)	(0.01)%
ALM Media, LLC	First lien senior secured term loan	L + 6.50%	8.17%	11/25/2024	2,544	2,510	2,513	1.28%
Exclusive Concepts, LLC(6)	First lien senior secured delayed draw term loan	L + 6.00%	8.25%	12/9/2026	225	(4)	(4)	0.00%
Exclusive Concepts, LLC(6)	First lien senior secured revolving loan	L + 6.00%	8.25%	12/9/2026	23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	L + 6.00%	8.25%	12/9/2026	630	618	619	0.32%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Infolinks Media Buyco, LLC(6)	First lien senior secured delayed draw term loan	L + 5.75%	8.00%	11/1/2026		39	—	—	0.00%
Infolinks Media Buyco, LLC(6)	First lien senior secured revolving loan	L + 5.75%	8.00%	11/1/2026		38	(1)	(1)	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	L + 5.75%	8.00%	11/1/2026		1,158	1,138	1,140	0.58%
The Channel Company, LLC(6)	First lien senior secured revolving loan	S + 5.50%	7.82%	11/1/2027		62	(1)	(1)	0.00%
The Channel Company, LLC	First lien senior secured term loan	S + 5.50%	7.82%	11/1/2027		2,359	2,321	2,330	1.19%
							6,570	6,585	3.36%
Metals and mining
Copperweld Group, Inc.(6)	First lien senior secured revolving loan	S + 5.50%	7.82%	9/27/2024		$456	$73	$76	0.04%
Copperweld Group, Inc.	First lien senior secured term loan	S + 5.50%	7.82%	9/27/2024		2,146	2,112	2,130	1.08%
							2,185	2,206	1.12%
Personal products
Cosmetic Solutions, LLC	First lien senior secured delayed draw term loan	L + 5.75%	6.75%	10/17/2025		$365	$361	$361	0.18%
Cosmetic Solutions, LLC(6)	First lien senior secured revolving loan	L + 5.75%	6.75%	10/17/2025		344	(4)	(4)	0.00%
Cosmetic Solutions, LLC	First lien senior secured term loan	L + 5.75%	6.75%	10/17/2025		2,775	2,738	2,745	1.40%
							3,095	3,102	1.58%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C + 5.75%	8.43%	7/23/2026		$30	$—	$—	0.00%
Bio Agri Mix Holdings Inc.(7)	First lien senior secured term loan	C + 5.75%	8.43%	7/23/2026	C$	1,251	977	957	0.49%
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C + 5.75%	8.43%	7/23/2026	C$	75	(1)	(1)	0.00%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	L + 5.50%	6.50%	9/22/2026		300	73	74	0.04%
Formulated Buyer, LLC	First lien senior secured revolving loan	L + 5.50%	6.50%	9/22/2026		188	64	65	0.03%
Formulated Buyer, LLC	First lien senior secured term loan	L + 5.50%	6.50%	9/22/2026		463	455	456	0.23%
Maxor National Pharmacy Services, LLC(6)	First lien senior secured revolving loan	L + 5.50%	7.75%	12/6/2027		84	(2)	(1)	0.00%
Maxor National Pharmacy Services, LLC	First lien senior secured term loan	L + 5.50%	7.75%	12/6/2027		1,796	1,770	1,766	0.90%
							3,336	3,316	1.69%
Professional services
Stax Holding Company, LLC(6)	First lien senior secured revolving loan	L + 5.25%	7.50%	10/29/2026		$60	$(1)	$(1)	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	L + 5.25%	7.50%	10/29/2026		821	811	812	0.41%
							810	811	0.41%
Real estate management and development
BBG Intermediate Holdings, Inc.(12)	First lien senior secured revolving loan	S + 6.50%	8.82%	1/8/2026		$233	$146	$148	0.08%
BBG Intermediate Holdings, Inc.	First lien senior secured term loan	S + 6.50%	8.82%	1/8/2026		1,765	1,736	1,745	0.89%
MetaSource, LLC (6)	First lien senior secured delayed draw term loan	S + 6.25%	7.89%	5/17/2024		49	—	—	0.00%
MetaSource, LLC (6)	First lien senior secured revolving loan	S + 6.25%	7.89%	5/17/2027		75	(1)	(1)	0.00%
MetaSource, LLC	First lien senior secured term loan	S + 6.25%	7.89%	5/17/2027		941	932	932	0.47%
							2,813	2,824	1.44%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP	First lien senior secured revolving loan	L + 5.50%	7.17%	9/2/2026	$45	$14	$14	0.01%
Altamira Material Solutions, LP	First lien senior secured term loan	L + 5.50%	7.17%	9/2/2026	725	713	714	0.36%
						727	728	0.37%
Software
Affinitiv, Inc.(6)	First lien senior secured revolving loan	S + 6.50%	8.82%	8/26/2024	$248	$(2)	$(1)	0.00%
Affinitiv, Inc.	First lien senior secured term loan	S + 6.50%	8.82%	8/26/2024	2,265	2,239	2,252	1.15%
ShiftKey, LLC(6)	First lien senior secured revolving loan	S + 5.75%	7.96%	6/21/2027	110	(1)	(1)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S + 5.75%	7.96%	6/21/2027	5,229	5,188	5,182	2.64%
						7,424	7,432	3.79%
Specialty retail
Dykstra’s Auto, LLC	First lien senior secured delayed draw term loan	L + 5.25%	7.50%	10/22/2026	$187	$116	$116	0.06%
Dykstra’s Auto, LLC(6)	First lien senior secured revolving loan	P + 4.25%	9.00%	10/22/2026	38	(1)	(1)	0.00%
Dykstra’s Auto, LLC	First lien senior secured term loan	L + 5.25%	7.50%	10/22/2026	494	485	486	0.25%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	L + 6.00%	7.24%	12/22/2026	450	253	254	0.13%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	P + 5.00%	9.00%	12/22/2026	38	7	7	0.00%
Kaizen Auto Care, LLC	First lien senior secured term loan	L + 6.00%	7.24%	12/22/2026	846	830	832	0.42%
Leonard Group, Inc.	First lien senior secured revolving loan	S + 6.50%	8.82%	2/26/2026	234	(7)	(2)	0.00%
Leonard Group, Inc.	First lien senior secured term loan	S + 6.50%	8.82%	2/26/2026	1,726	1,703	1,713	0.87%
Pink Lily Holdings, LLC	First lien senior secured revolving loan	P + 5.50%	9.00%	11/16/2027	63	(1)	(1)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	L + 6.50%	8.17%	11/16/2027	1,364	1,342	1,345	0.69%
Soccer Post Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S + 5.75%	8.07%	6/30/2027	38	(1)	(1)	0.00%
Soccer Post Acquisition, LLC	First lien senior secured revolving loan	S + 5.75%	8.07%	6/30/2027	38	1	1	0.00%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S + 5.75%	8.07%	6/30/2027	709	696	696	0.35%
						5,423	5,445	2.77%
Textiles, apparel and luxury goods
Lakeshirts LLC	First lien senior secured revolving loan	S + 4.75%	5.75%	12/23/2024	$398	$395	$393	0.20%
Lakeshirts LLC	First lien senior secured term loan	S + 4.75%	5.75%	12/23/2025	1,667	1,649	1,647	0.84%
						2,044	2,040	1.04%
Trading companies and distributors
AFC Industries, Inc.	First lien senior secured delayed draw term loan	L + 6.25%	7.49%	12/20/2023	$353	$349	$350	0.18%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	L + 6.25%	7.49%	4/9/2027	129	106	107	0.05%
AFC Industries, Inc.(13)	First lien senior secured revolving loan	L + 6.25%	7.49%	10/9/2026	131	47	47	0.02%
AFC Industries, Inc.	First lien senior secured term loan	L + 6.25%	7.49%	4/9/2027	745	735	738	0.38%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	L + 5.75%	7.42%	10/31/2025	1,040	562	570	0.29%
Banner Buyer, LLC	First lien senior secured revolving loan	L + 5.75%	7.42%	10/31/2025	370	119	121	0.06%
Banner Buyer, LLC	First lien senior secured term loan	L + 5.75%	7.42%	10/31/2025	1,378	1,363	1,369	0.70%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Empire Equipment Company, LLC	First lien senior secured revolving loan	P + 4.50%	9.25%	1/17/2025	439	402	402	0.20%
Empire Equipment Company, LLC	First lien senior secured term loan	L + 5.50%	6.79%	1/17/2025	1,472	1,452	1,454	0.74%
Montway LLC(6)	First lien senior secured delayed draw term loan	L + 6.25%	8.50%	11/4/2025	675	(10)	(10)	(0.01)%
Montway LLC(6)	First lien senior secured revolving loan	L + 6.25%	8.50%	11/4/2025	150	(2)	(2)	0.00%
Montway LLC	First lien senior secured term loan	L + 6.25%	8.50%	11/4/2025	719	708	709	0.36%
Shearer Supply, LLC(6)	First lien senior secured revolving loan	S + 5.50%	7.82%	9/17/2027	113	(2)	(2)	0.00%
Shearer Supply, LLC	First lien senior secured term loan	S + 5.50%	7.82%	9/17/2027	924	907	910	0.46%
Triad Technologies, LLC(6)	First lien senior secured revolving loan	L + 4.75%	6.93%	10/31/2025	314	59	60	0.03%
Triad Technologies, LLC	First lien senior secured term loan	L + 4.75%	6.93%	10/31/2025	936	924	928	0.47%
						7,719	7,751	3.93%
Water utilities
Diamondback Buyer, LLC(6)	First lien senior secured revolving loan	L + 5.25%	7.50%	7/22/2026	$75	$(1)	$(1)	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	L + 5.25%	7.50%	7/22/2026	850	836	839	0.43%
						835	838	0.43%
Total non-controlled/non-affiliated senior secured debt						$170,038	$170,031	86.61%

Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	19.50%	7/17/2025		$11	$11	0.01%
Shearer Supply, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	19.50%	3/17/2028		5	5	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes						16	16	0.01%
Total non-controlled/non-affiliated investments						$170,054	$170,047	86.62%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC(18)(19)	Equity - 2.12% membership interest					$6,864	$9,697	4.94%
Twin Brook Segregated Equity Holdings, LLC(18)(19)	Equity - 2.11% membership interest					14	21	0.01%
Total non-controlled/affiliated investments						$6,878	$9,718	4.95%
Total investments						$176,932	$179,765	91.57%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)

(1)	Unless otherwise indicated, all investments are considered Level 3 investments. Amounts shown in thousands for principal/par amount, amortized cost and fair value.
(2)	Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.
(3)	Principal/par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Canadian Dollars (“C$”).
(4)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR” or “L”), the Term Secured Overnight Financing Rate (“Term SOFR” or S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of June 30, 2022, the reference rates for the floating rate loans were the 1 Month L of 1.79%, 3 Month L of 2.29%, 6 Month L of 2.94%, 3 Month CDOR of 2.76%, Term SOFR of 1.50% and the Prime Rate of 4.75%.

(6)
Represents revolvers and delayed draw term loans where the entire balance is unfunded as of June 30, 2022. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.

(7)
Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2022, non-qualifying assets represented approximately 2.95% of the total assets of the Company.

(8)	Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(9)	Principal balance includes reserve for letter of credit of $11,568 on which the borrower pays 6.25%.
(10)	Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 6.25%.
(11)	Principal balance includes reserve for letter of credit of $3,516 on which the borrower pays 6.50%.
(12)	Principal balance includes reserve for letter of credit of $8,733 on which the borrower pays 6.25%.
(13)	Principal balance includes reserve for letter of credit of $2,620 on which the borrower pays 7.00%.
(14)	Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 7.50%.
(15)	Principal balance includes reserve for letter of credit of $2,851 on which the borrower pays 6.50%.
(16)	Principal balance includes reserve for letter of credit of $6,305 on which the borrower pays 6.00%.
(17)	Principal balance includes reserve for letter of credit of $15,464 on which the borrower pays 7.00%.
(18)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(19)
Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $9,718 or 4.95% of the Company's net asset.

The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of June 30, 2022
(Unaudited)
Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 1,112	CAD 1,375	10/21/2022	$44
Wells Fargo Bank, National Association	CAD 68	USD 54	10/21/2022	(1)
Wells Fargo Bank, National Association	USD 229	CAD 299	7/21/2022	(3)
Wells Fargo Bank, National Association	USD 442	USD 574	7/27/2022	(3)
Wells Fargo Bank, National Association	CAD 45	USD 36	12/21/2022	(1)
Total				$36

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Aerospace and defense
Mattco Forge, Inc. (13)	First lien senior secured revolving loan	L + 7.25%	12/6/2024	$506	$(7)	$(24)	(0.01)%
Mattco Forge, Inc. (9)	First lien senior secured term loan	L + 7.25%	12/6/2024	2,190	2,156	2,087	1.13%
					2,149	2,063	1.12%
Auto components
AvCarb, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/12/2026	$666	$(12)	$(13)	(0.01)%
AvCarb, LLC (8)(13)	First lien senior secured revolving loan	L + 6.00%	11/12/2026	38	(1)	(1)	0.00%
AvCarb, LLC (8)(11)	First lien senior secured term loan	L + 6.00%	11/12/2026	500	490	490	0.27%
Vehicle Accessories, Inc. (13)	First lien senior secured revolving loan	L + 5.50%	11/30/2026	38	—	—	0.00%
Vehicle Accessories, Inc. (8)	First lien senior secured term loan	L + 5.50%	11/30/2026	1,832	1,818	1,818	0.99%
					2,295	2,294	1.25%
Chemicals
AM Buyer, LLC (13)	First lien senior secured revolving loan	L + 6.75%	5/1/2025	$111	$(2)	$(1)	0.00%
AM Buyer, LLC (8)	First lien senior secured term loan	L + 6.75%	5/1/2025	478	470	472	0.26%
Answer Acquisition, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/30/2026	38	(1)	(1)	0.00%
Answer Acquisition, LLC (8)	First lien senior secured term loan	L + 6.00%	12/30/2026	1,716	1,682	1,682	0.91%
SASE Company, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/15/2026	38	(1)	(1)	0.00%
SASE Company, LLC (8)	First lien senior secured term loan	L + 6.00%	11/15/2026	233	228	228	0.12%
SASE Company, LLC (8)	First lien senior secured term loan	L + 6.00%	11/15/2026	1,212	1,189	1,188	0.65%
Teel Plastics, LLC (13)	First lien senior secured revolving loan	L + 5.00%	1/24/2025	324	(4)	(4)	0.00%
Teel Plastics, LLC (6)	First lien senior secured term loan	L + 5.00%	1/24/2025	1,814	1,790	1,793	0.97%
USALCO, LLC (6)	First lien senior secured revolving loan	L + 6.00%	10/19/2026	100	7	7	0.00%
USALCO, LLC (8)	First lien senior secured term loan	L + 6.00%	10/19/2027	1,903	1,884	1,885	1.02%
					7,242	7,248	3.94%
Commercial services and supplies
Alliance Environmental Group, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/30/2023	$75	$(1)	$(1)	0.00%
Alliance Environmental Group, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/30/2023	38	(1)	(1)	0.00%
Alliance Environmental Group, LLC (8)	First lien senior secured term loan	L + 6.00%	12/30/2027	1,465	1,436	1,436	0.78%
Edko Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.75%	6/25/2026	38	(1)	(1)	0.00%
Edko Acquisition, LLC (8)	First lien senior secured term loan	L + 5.75%	6/25/2026	1,020	1,001	1,003	0.54%
Green Monster Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.50%	12/28/2026	38	(1)	(1)	0.00%
Green Monster Acquisition, LLC (6)	First lien senior secured term loan	L + 5.50%	12/28/2026	1,188	1,164	1,164	0.63%
Nimlok Company, LLC (13)(17)	First lien senior secured revolving loan	L + 7.50%	11/27/2024	320	(4)	(7)	0.00%
Nimlok Company, LLC (8)	First lien senior secured term loan	L + 7.50%	11/27/2025	1,926	1,900	1,876	1.02%
Steel City Wash, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	12/27/2026	90	89	89	0.05%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Steel City Wash, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/27/2026	38	(1)	(1)	0.00%
Steel City Wash, LLC (8)	First lien senior secured term loan	L + 6.00%	12/27/2026	409	401	401	0.22%
					5,982	5,957	3.24%
Construction and engineering
BCI Burke Holding Corp. (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2027	$132	$(2)	$(2)	0.00%
BCI Burke Holding Corp. (7)	First lien senior secured revolving loan	L + 5.75%	12/14/2027	79	14	14	0.01%
BCI Burke Holding Corp. (7)	First lien senior secured term loan	L + 5.75%	12/14/2027	1,785	1,758	1,758	0.95%
CPS HVAC Group, LLC (13)	First lien senior secured delayed draw term loan	L + 6.75%	12/15/2026	150	(3)	(3)	0.00%
CPS HVAC Group, LLC (13)	First lien senior secured revolving loan	L + 6.75%	12/15/2026	38	(1)	(1)	0.00%
CPS HVAC Group, LLC (8)	First lien senior secured term loan	L + 6.75%	12/15/2026	275	269	269	0.15%
Domino Equipment Company, LLC (13)	First lien senior secured revolving loan	L + 6.25%	4/1/2026	79	(1)	(1)	0.00%
Domino Equipment Company, LLC (8)	First lien senior secured term loan	L + 6.25%	4/1/2026	581	571	571	0.31%
					2,605	2,605	1.42%
Containers and packaging
Innovative FlexPak, LLC (8)	First lien senior secured revolving loan	L + 6.00%	1/23/2025	$627	$210	$214	0.12%
Innovative FlexPak, LLC (8)	First lien senior secured term loan	L + 6.00%	1/23/2025	2,668	2,624	2,643	1.44%
Jansy Packaging, LLC (13)	First lien senior secured revolving loan	L + 7.00%	9/30/2022	706	(5)	(15)	(0.01)%
Jansy Packaging, LLC (8)	First lien senior secured term loan	L + 7.00%	9/30/2022	1,090	1,078	1,067	0.58%
MRC Keeler Acquisition, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/4/2025	150	(2)	(2)	0.00%
MRC Keeler Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/4/2025	150	(2)	(2)	0.00%
MRC Keeler Acquisition, LLC (8)	First lien senior secured term loan	L + 5.75%	12/4/2025	966	951	952	0.52%
Vanguard Packaging, LLC (8)(9)	First lien senior secured revolving loan	L + 5.25%	8/9/2024	535	228	225	0.12%
Vanguard Packaging, LLC (8)	First lien senior secured term loan	L + 5.25%	8/9/2024	1,205	1,195	1,191	0.65%
					6,277	6,273	3.41%
Distributors
RTP Acquisition, LLC (13)	First lien senior secured revolving loan	L + 6.50%	8/17/2026	$38	$(1)	$(1)	0.00%
RTP Acquisition, LLC (8)	First lien senior secured term loan	L + 6.50%	8/17/2026	536	526	527	0.29%
					525	526	0.29%
Diversified consumer services
50Floor, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/31/2025	$199	$(3)	$(3)	0.00%
50Floor, LLC (8)	First lien senior secured term loan	L + 5.75%	12/31/2026	982	965	967	0.53%
Groundworks Operations, LLC (8)	First lien senior secured delayed draw term loan	L + 5.00%	1/17/2026	2,035	1,821	1,828	0.99%
Groundworks Operations, LLC (13)	First lien senior secured revolving loan	L + 5.00%	1/17/2026	387	(5)	(4)	0.00%
Groundworks Operations, LLC (8)	First lien senior secured term loan	L + 5.00%	1/17/2026	2,504	2,469	2,480	1.35%
Home Brands Group Holdings, Inc. (13)	First lien senior secured revolving loan	L + 5.00%	11/8/2026	48	(1)	(1)	0.00%
Home Brands Group Holdings, Inc. (8)	First lien senior secured term loan	L + 5.00%	11/8/2026	2,094	2,053	2,053	1.12%
ISSA, LLC (8)	First lien senior secured revolving loan	L + 6.00%	3/1/2027	131	63	63	0.03%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
ISSA, LLC (8)	First lien senior secured term loan	L + 6.00%	3/1/2027	873	858	859	0.47%
Juniper Landscaping Holdings LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/29/2023	88	(2)	(2)	0.00%
Juniper Landscaping Holdings LLC (6)(8)	First lien senior secured revolving loan	L + 6.00%	12/29/2026	44	21	21	0.01%
Juniper Landscaping Holdings LLC (6)(8)	First lien senior secured term loan	L + 6.00%	12/29/2026	1,477	1,452	1,452	0.79%
Kalkomey Enterprises, LLC (13)	First lien senior secured revolving loan	L + 6.50%	4/24/2025	77	(1)	(1)	0.00%
Kalkomey Enterprises, LLC (8)	First lien senior secured term loan	L + 6.50%	4/24/2026	1,060	1,039	1,045	0.57%
NSG Buyer, Inc. (13)	First lien senior secured revolving loan	L + 5.50%	9/30/2024	294	(2)	(1)	0.00%
NSG Buyer, Inc. (6)	First lien senior secured term loan	L + 5.50%	9/30/2025	2,306	2,286	2,292	1.25%
PPW Acquisition, LLC (12)	First lien senior secured revolving loan	P + 5.25%	9/30/2026	38	7	7	0.00%
PPW Acquisition, LLC (8)	First lien senior secured term loan	L + 6.25%	9/30/2026	611	599	600	0.33%
United Land Services Opco Parent, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	3/23/2026	1,073	191	192	0.10%
United Land Services Opco Parent, LLC (6)	First lien senior secured revolving loan	L + 6.00%	3/23/2026	131	79	79	0.04%
United Land Services Opco Parent, LLC (8)	First lien senior secured term loan	L + 6.00%	3/23/2026	306	300	301	0.16%
					14,189	14,227	7.73%
Electrical equipment
AEP Passion Intermediate Holdings, Inc. (13)	First lien senior secured delayed draw term loan	L + 5.50%	10/5/2027	$72	$(1)	$(1)	0.00%
AEP Passion Intermediate Holdings, Inc. (6)	First lien senior secured revolving loan	L + 5.50%	10/5/2027	48	28	28	0.02%
AEP Passion Intermediate Holdings, Inc. (6)	First lien senior secured term loan	L + 5.50%	10/5/2027	1,294	1,275	1,278	0.69%
					1,302	1,305	0.71%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (13)	First lien senior secured revolving loan	L + 7.00%	11/22/2025	$324	$(4)	$(6)	0.00%
Advanced Lighting Acquisition, LLC (6)(8)	First lien senior secured term loan	L + 7.00%	11/22/2025	1,434	1,413	1,408	0.76%
Nelson Name Plate Company (8)	First lien senior secured delayed draw term loan	L + 5.75%	10/18/2026	120	103	103	0.06%
Nelson Name Plate Company (8)	First lien senior secured revolving loan	L + 5.75%	10/18/2026	90	10	10	0.01%
Nelson Name Plate Company (8)	First lien senior secured term loan	L + 5.75%	10/18/2026	776	761	761	0.41%
					2,283	2,276	1.24%
Food and staples retailing
Engelman Baking Co., LLC (8)	First lien senior secured revolving loan	L + 6.75%	2/28/2025	$207	$50	$48	0.03%
Engelman Baking Co., LLC (8)	First lien senior secured term loan	L + 6.75%	2/28/2025	720	705	699	0.38%
Mad Rose Company, LLC (13)(22)	First lien senior secured revolving loan	L + 6.50%	5/7/2026	119	(3)	(2)	0.00%
Mad Rose Company, LLC (6)	First lien senior secured term loan	L + 6.50%	5/7/2026	895	877	879	0.48%
Main Street Gourmet, LLC (13)	First lien senior secured delayed draw term loan	L + 5.25%	11/10/2025	666	(10)	(10)	(0.01)%
Main Street Gourmet, LLC (13)	First lien senior secured revolving loan	L + 5.25%	11/10/2025	38	(1)	(1)	0.00%
Main Street Gourmet, LLC (8)	First lien senior secured term loan	L + 5.25%	11/10/2025	1,132	1,116	1,116	0.61%
NutriScience Innovations, LLC (13)	First lien senior secured revolving loan	L + 7.00%	4/21/2026	131	(2)	(2)	0.00%
NutriScience Innovations, LLC (8)	First lien senior secured term loan	L + 7.00%	4/21/2026	482	473	474	0.26%
SCP Beverage Buyer, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/24/2026	38	(1)	(1)	0.00%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SCP Beverage Buyer, LLC (6)	First lien senior secured term loan	L + 6.00%	11/24/2026	416	408	408	0.22%
					3,612	3,608	1.96%
Food products
Icelandirect, LLC (9)(12)	First lien senior secured revolving loan	L + 6.00%	7/30/2026	$38	$14	$14	0.01%
Icelandirect, LLC (8)(9)	First lien senior secured term loan	L + 6.00%	7/30/2026	691	679	680	0.37%
Starwest Botanicals Acquisition, LLC (13)	First lien senior secured revolving loan	L + 5.25%	4/30/2027	174	(3)	(2)	0.00%
Starwest Botanicals Acquisition, LLC (8)	First lien senior secured term loan	L + 5.25%	4/30/2027	815	802	804	0.44%
					1,492	1,496	0.81%
Gas utilities
Hydromax USA, LLC (6)	First lien senior secured delayed draw term loan	L + 6.25%	12/30/2026	$113	$111	$112	0.06%
Hydromax USA, LLC (6)	First lien senior secured revolving loan	L + 6.25%	12/30/2026	228	42	43	0.02%
Hydromax USA, LLC (6)	First lien senior secured term loan	L + 6.25%	12/30/2026	1,247	1,227	1,230	0.67%
					1,380	1,385	0.75%
Health care equipment and supplies
EMSAR Acquisition LLC (6)(8)	First lien senior secured delayed draw term loan	L + 6.50%	3/30/2026	$666	$207	$207	0.11%
EMSAR Acquisition LLC (8)	First lien senior secured revolving loan	L + 6.50%	3/30/2026	134	38	38	0.02%
EMSAR Acquisition LLC (8)	First lien senior secured term loan	L + 6.50%	3/30/2026	645	633	634	0.34%
Reliable Medical Supply LLC (13)	First lien senior secured delayed draw term loan	L + 7.00%	4/8/2025	68	(1)	(1)	0.00%
Reliable Medical Supply LLC (8)	First lien senior secured revolving loan	L + 7.00%	4/8/2025	138	25	26	0.01%
Reliable Medical Supply LLC (8)	First lien senior secured term loan	L + 7.00%	4/8/2025	758	743	747	0.41%
SCA Buyer, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	1/20/2026	397	55	58	0.03%
SCA Buyer, LLC (8)	First lien senior secured revolving loan	L + 6.50%	1/20/2026	133	50	51	0.03%
SCA Buyer, LLC (8)	First lien senior secured term loan	L + 6.50%	1/20/2026	764	746	752	0.41%
Spectrum Solutions, LLC (13)	First lien senior secured revolving loan	L + 6.00%	3/5/2026	267	(4)	(4)	0.00%
Spectrum Solutions, LLC (6)	First lien senior secured term loan	L + 6.00%	3/5/2026	689	677	678	0.37%
					3,169	3,186	1.73%
Health care providers and services
Agility Intermediate, Inc. (13)	First lien senior secured delayed draw term loan	L + 6.50%	4/15/2026	$401	$(7)	$(6)	0.00%
Agility Intermediate, Inc. (13)	First lien senior secured revolving loan	L + 6.50%	4/15/2026	134	(2)	(2)	0.00%
Agility Intermediate, Inc. (8)(9)	First lien senior secured term loan	L + 6.50%	4/15/2026	245	240	241	0.13%
Apex Dental Partners, LLC (8)	First lien senior secured delayed draw term loan	L + 6.25%	11/23/2025	449	377	378	0.21%
Apex Dental Partners, LLC (13)	First lien senior secured revolving loan	L + 6.25%	11/23/2025	150	(2)	(2)	0.00%
Apex Dental Partners, LLC (8)	First lien senior secured term loan	L + 6.25%	11/23/2025	628	618	619	0.34%
ASC Ortho Management, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/31/2026	360	(7)	(7)	0.00%
ASC Ortho Management, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/31/2026	38	(1)	(1)	0.00%
ASC Ortho Management, LLC (8)	First lien senior secured term loan	L + 6.00%	12/31/2026	1,201	1,177	1,177	0.64%
ASP Global Acquisition, LLC (8)	First lien senior secured delayed draw term loan	L + 5.50%	1/21/2025	732	674	673	0.37%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
ASP Global Acquisition, LLC (13)(15)	First lien senior secured revolving loan	L + 5.50%	1/21/2025	485		(6)	(7)	0.00%
ASP Global Acquisition, LLC (11)	First lien senior secured term loan	L + 5.50%	1/21/2025	2,802		2,760	2,762	1.50%
Beacon Oral Specialists Management LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2025	161		158	159	0.09%
Beacon Oral Specialists Management LLC (8)(9)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2025	534		527	528	0.29%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	L + 5.75%	12/14/2025	150		112	112	0.06%
Beacon Oral Specialists Management LLC (8)	First lien senior secured term loan	L + 5.75%	12/14/2025	954		940	942	0.51%
Behavior Frontiers, LLC (8)(21)	First lien senior secured revolving loan	L + 6.25%	5/21/2026	38		18	16	0.01%
Behavior Frontiers, LLC (8)	First lien senior secured term loan	L + 6.25%	5/21/2026	657		643	604	0.33%
Brightview, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2026	296		(5)	(3)	0.00%
Brightview, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/14/2026	62		(1)	(1)	0.00%
Brightview, LLC (8)(9)	First lien senior secured term loan	L + 5.75%	12/14/2026	3,323		3,258	3,287	1.79%
Canadian Orthodontic Partners Corp. (8)(14)	First lien senior secured delayed draw term loan	C + 6.50%	3/19/2026	C$	360	186	188	0.10%
Canadian Orthodontic Partners Corp. (12)(14)	First lien senior secured revolving loan	P + 5.50%	3/19/2026	C$	267	170	174	0.09%
Canadian Orthodontic Partners Corp. (14)	First lien senior secured term loan	C + 6.50%	3/19/2026	C$	226	177	178	0.10%
Canadian Orthodontic Partners Corp. (13)(14)	First lien senior secured revolving loan	C + 6.50%	3/19/2026	107		(2)	(1)	0.00%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	L + 5.25%	8/11/2025	225		90	90	0.05%
Community Care Partners, LLC (13)	First lien senior secured revolving loan	L + 5.25%	8/11/2025	38		(1)	(1)	0.00%
Community Care Partners, LLC (6)	First lien senior secured term loan	L + 5.25%	8/11/2025	656		645	646	0.35%
Dermatology Medical Partners OpCo, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	10/29/2026	98		(1)	(1)	0.00%
Dermatology Medical Partners OpCo, LLC (13)	First lien senior secured revolving loan	L + 6.50%	10/29/2026	38		(1)	(1)	0.00%
Dermatology Medical Partners OpCo, LLC (8)	First lien senior secured term loan	L + 6.50%	10/29/2026	324		318	318	0.17%
Varsity DuvaSawko Operating Corp. (13)	First lien senior secured revolving loan	L + 6.25%	11/27/2024	474		(5)	(5)	0.00%
Varsity DuvaSawko Operating Corp. (8)	First lien senior secured term loan	L + 6.25%	11/27/2024	2,676		2,643	2,650	1.44%
EH Management Company, LLC (13)	First lien senior secured revolving loan	L + 6.00%	7/15/2026	38		(1)	(1)	0.00%
EH Management Company, LLC (8)	First lien senior secured term loan	L + 6.00%	7/15/2026	426		418	419	0.23%
Geriatric Medical and Surgical Supply, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/21/2025	300		(5)	(4)	0.00%
Geriatric Medical and Surgical Supply, LLC (8)	First lien senior secured term loan	L + 6.00%	12/21/2025	1,027		1,010	1,011	0.55%
Golden Bear PT Partners, LLC (8)	First lien senior secured delayed draw term loan	L + 6.25%	10/22/2026	382		143	143	0.08%
Golden Bear PT Partners, LLC (8)	First lien senior secured revolving loan	L + 6.25%	10/22/2026	38		1	1	0.00%
Golden Bear PT Partners, LLC (8)	First lien senior secured term loan	L + 6.25%	10/22/2026	1,500		1,471	1,471	0.80%
Guardian Dentistry Practice Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2023	68		(1)	(1)	0.00%
Guardian Dentistry Practice Management, LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	8/20/2026	323		317	318	0.17%
Guardian Dentistry Practice Management, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/14/2023	23		0	0	0.00%
Guardian Dentistry Practice Management, LLC (8)	First lien senior secured term loan	L + 5.75%	8/20/2026	526		517	518	0.28%
Network Partners Acquisition, LLC (13)	First lien senior secured delayed draw term loan	L + 6.50%	12/30/2026	113		(2)	(2)	0.00%
Network Partners Acquisition, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/30/2026	38		(1)	(1)	0.00%
Network Partners Acquisition, LLC (8)	First lien senior secured term loan	L + 6.50%	12/30/2026	396		388	388	0.21%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Novum Orthopedic Partners Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/29/2027	298	(4)	(4)	0.00%
Novum Orthopedic Partners Management, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/29/2026	75	(1)	(1)	0.00%
Novum Orthopedic Partners Management, LLC (8)	First lien senior secured term loan	L + 5.75%	12/29/2027	2,176	2,132	2,132	1.16%
Peak Dental Services, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	12/31/2025	529	477	478	0.26%
Peak Dental Services, LLC (8)	First lien senior secured revolving loan	L + 6.00%	12/31/2025	133	24	25	0.01%
Peak Dental Services, LLC (8)	First lien senior secured term loan	L + 6.00%	12/31/2025	545	535	536	0.29%
Peak Investment Holdings, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	12/6/2024	603	10	1	0.00%
Peak Investment Holdings, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/6/2024	324	(4)	(9)	0.00%
Peak Investment Holdings, LLC (8)	First lien senior secured term loan	L + 6.50%	12/6/2024	1,301	1,283	1,264	0.69%
Pentec Acquisition Corp. (13)	First lien senior secured revolving loan	L + 6.00%	10/8/2026	75	(1)	(1)	0.00%
Pentec Acquisition Corp. (8)	First lien senior secured term loan	L + 6.00%	10/8/2026	1,006	987	996	0.54%
Revival Animal Health, LLC (13)	First lien senior secured revolving loan	L + 6.50%	4/6/2026	131	(2)	(2)	0.00%
Revival Animal Health, LLC (8)(12)	First lien senior secured term loan	L + 6.50%	4/6/2026	985	966	969	0.53%
RQM Buyer, Inc. (13)	First lien senior secured delayed draw term loan	L + 5.75%	8/12/2026	84	(2)	(1)	0.00%
RQM Buyer, Inc. (9)(13)	First lien senior secured revolving loan	L + 5.75%	8/12/2026	150	(3)	(1)	0.00%
RQM Buyer, Inc. (9)	First lien senior secured term loan	L + 5.75%	8/12/2026	1,162	1,140	1,151	0.63%
SAMGI Buyer, Inc. (13)	First lien senior secured revolving loan	L + 6.00%	4/14/2025	138	(3)	(2)	0.00%
SAMGI Buyer, Inc. (8)	First lien senior secured term loan	L + 6.00%	4/14/2025	1,164	1,142	1,146	0.62%
SCP ENT and Allergy Services, LLC (13)	First lien senior secured delayed draw term loan	L + 5.50%	12/15/2023	150	(2)	(2)	0.00%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured delayed draw term loan	L + 5.50%	9/25/2025	1,171	546	555	0.30%
SCP ENT and Allergy Services, LLC (13)	First lien senior secured revolving loan	L + 5.50%	12/15/2023	218	(5)	(3)	0.00%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	9/25/2025	1,568	1,535	1,543	0.84%
Signature Dental Partners LLC (6)(8)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2026	180	35	35	0.02%
Signature Dental Partners LLC (13)	First lien senior secured revolving loan	L + 6.00%	10/29/2026	38	(1)	(1)	0.00%
Signature Dental Partners LLC (8)	First lien senior secured term loan	L + 6.00%	10/29/2026	870	853	853	0.46%
Silver Falls MSO, LLC (8)	First lien senior secured revolving loan	L + 6.25%	8/30/2024	235	138	135	0.07%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L + 6.25%	8/30/2024	1,304	1,286	1,272	0.69%
SimiTree Acquisition LLC (8)	First lien senior secured delayed draw term loan	L + 5.25%	5/17/2026	888	528	529	0.29%
SimiTree Acquisition LLC (13)	First lien senior secured revolving loan	L + 5.25%	5/17/2026	178	(3)	(3)	0.00%
SimiTree Acquisition LLC (8)	First lien senior secured term loan	L + 5.25%	5/17/2026	1,151	1,131	1,132	0.61%
Southeast Primary Care Partners, LLC (6)	First lien senior secured delayed draw term loan	L + 6.25%	12/30/2025	300	54	54	0.03%
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	L + 6.25%	12/30/2025	225	26	26	0.01%
Southeast Primary Care Partners, LLC (6)	First lien senior secured term loan	L + 6.25%	12/30/2025	725	710	711	0.39%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	1/27/2026	904	883	887	0.48%
Southern Orthodontic Partners Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/17/2023	75	(1)	(1)	0.00%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured revolving loan	L + 5.75%	1/27/2026	134	38	39	0.02%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured term loan	L + 5.75%	1/27/2026	1,021	1,001	1,003	0.54%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Vital Care Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.50%	10/19/2025	580	(8)	(7)	0.00%
Vital Care Buyer, LLC (8)	First lien senior secured term loan	L + 5.50%	10/19/2025	916	903	905	0.49%
Western Veterinary Partners, LLC (6)(8)	First lien senior secured delayed draw term loan	L + 5.25%	10/29/2026	334	204	206	0.11%
Western Veterinary Partners, LLC (13)	First lien senior secured revolving loan	L + 5.25%	10/29/2026	24	0	0	0.00%
Western Veterinary Partners, LLC (8)	First lien senior secured term loan	L + 5.25%	10/29/2026	759	745	748	0.41%
					39,217	39,257	21.32%
Health care technology
Millennia Patient Services, LLC (13)	First lien senior secured delayed draw term loan	L + 6.50%	3/8/2026	$267	$(4)	$(4)	0.00%
Millennia Patient Services, LLC (13)	First lien senior secured revolving loan	L + 6.50%	3/8/2026	134	(2)	(2)	0.00%
Millennia Patient Services, LLC (8)	First lien senior secured term loan	L + 6.50%	3/8/2026	1,000	983	985	0.54%
Spear Education, LLC (13)	First lien senior secured delayed draw term loan	L + 5.00%	2/26/2025	474	(3)	(8)	0.00%
Spear Education, LLC (13)	First lien senior secured revolving loan	L + 5.00%	2/26/2025	414	(3)	(7)	0.00%
Spear Education, LLC (9)	First lien senior secured term loan	L + 5.00%	2/26/2025	862	856	848	0.46%
					1,827	1,812	0.98%
Household durables
Storm Smart Buyer LLC (13)	First lien senior secured revolving loan	L + 6.00%	4/5/2026	$131	$(2)	$(2)	0.00%
Storm Smart Buyer LLC (9)	First lien senior secured term loan	L + 6.00%	4/5/2026	917	901	903	0.49%
Trademark Global, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	7/30/2024	61	0	0	0.00%
Trademark Global, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	113	85	85	0.05%
Trademark Global, LLC (6)	First lien senior secured term loan	L + 6.00%	7/30/2024	1,834	1,826	1,829	0.99%
					2,810	2,815	1.53%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC (8)	First lien senior secured revolving loan	L + 5.50%	12/18/2025	$188	$67	$68	0.04%
Aquatic Sales Solutions, LLC (8)	First lien senior secured term loan	L + 5.50%	12/18/2025	2,541	2,495	2,503	1.36%
DealerOn Inc. (13)	First lien senior secured revolving loan	L + 5.50%	11/19/2024	314	(4)	(3)	0.00%
DealerOn Inc. (8)(9)	First lien senior secured term loan	L + 5.50%	11/19/2024	1,615	1,591	1,601	0.87%
					4,149	4,169	2.26%
IT services
Data Source Intermediate Holdings, LLC (13)	First lien senior secured revolving loan	L + 5.50%	2/11/2025	$123	$(2)	$(1)	0.00%
Data Source Intermediate Holdings, LLC (8)(9)	First lien senior secured term loan	L + 5.50%	2/11/2025	824	813	815	0.44%
E-Phoenix Acquisition Co. Inc. (13)	First lien senior secured revolving loan	L + 5.75%	6/23/2027	75	(1)	(1)	0.00%
E-Phoenix Acquisition Co. Inc. (8)	First lien senior secured term loan	L + 5.75%	6/23/2027	1,445	1,428	1,431	0.78%
FreshAddress, LLC (13)	First lien senior secured revolving loan	L + 5.50%	10/5/2025	30	0	0	0.00%
FreshAddress, LLC (8)	First lien senior secured term loan	L + 5.50%	10/5/2025	1,706	1,682	1,685	0.92%
Library Associates, LLC (13)	First lien senior secured revolving loan	L + 7.00%	8/13/2023	84	(1)	(1)	0.00%
Library Associates, LLC (8)	First lien senior secured term loan	L + 7.00%	8/13/2023	258	254	254	0.14%
P&R Dental Strategies, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/22/2026	23	0	0	0.00%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
P&R Dental Strategies, LLC (8)	First lien senior secured term loan	L + 6.50%	12/22/2026	660	647	647	0.35%
The Stratix Corporation (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/19/2027	75	(1)	(1)	0.00%
The Stratix Corporation (13)	First lien senior secured revolving loan	L + 6.00%	11/19/2027	75	(1)	(1)	0.00%
The Stratix Corporation (8)(9)	First lien senior secured term loan	L + 6.00%	11/19/2027	1,166	1,142	1,142	0.62%
					5,960	5,969	3.24%
Leisure equipment and products
MacNeill Pride Group Corp. (8)	First lien senior secured delayed draw term loan	L + 6.25%	4/22/2026	$392	$389	$390	0.21%
MacNeill Pride Group Corp. (8)	First lien senior secured revolving loan	L + 6.25%	4/22/2026	262	207	208	0.11%
MacNeill Pride Group Corp. (8)	First lien senior secured term loan	L + 6.25%	4/22/2026	876	868	870	0.47%
Performance PowerSports Group Purchaser, Inc. (7)	First lien senior secured revolving loan	L + 5.75%	10/8/2026	56	48	48	0.03%
Performance PowerSports Group Purchaser, Inc. (8)	First lien senior secured term loan	L + 5.75%	10/8/2026	1,490	1,461	1,463	0.79%
					2,973	2,979	1.62%
Leisure products
Motis Brands, Inc. (9)	First lien senior secured delayed draw term loan	L + 5.50%	8/31/2026	$79	$77	$77	0.04%
Motis Brands, Inc. (8)	First lien senior secured revolving loan	L + 5.50%	8/31/2026	56	41	41	0.02%
Motis Brands, Inc. (8)	First lien senior secured term loan	L + 5.50%	8/31/2026	662	650	651	0.35%
					768	769	0.42%
Life sciences tools and services
Aptitude Health Holdings, LLC (8)	First lien senior secured revolving loan	L + 5.25%	5/3/2026	$267	$22	$22	0.01%
Aptitude Health Holdings, LLC (8)	First lien senior secured term loan	L + 5.25%	5/3/2026	1,114	1,094	1,096	0.60%
					1,116	1,118	0.61%
Machinery
Abrasive Technology Intermediate, LLC (13)	First lien senior secured revolving loan	L + 5.75%	4/30/2026	$173	$(3)	$(3)	0.00%
Abrasive Technology Intermediate, LLC (9)	First lien senior secured term loan	L + 5.75%	4/30/2026	945	928	929	0.50%
DNS IMI Acquisition Corp (13)	First lien senior secured delayed draw term loan	L +5.50%	11/23/2026	75	(1)	(1)	0.00%
DNS IMI Acquisition Corp (6)	First lien senior secured revolving loan	L + 5.50%	11/23/2026	18	2	2	0.00%
DNS IMI Acquisition Corp (12)	First lien senior secured revolving loan	P + 4.50%	11/23/2026	38	5	5	0.00%
DNS IMI Acquisition Corp (8)	First lien senior secured term loan	L + 5.50%	11/23/2026	1,665	1,632	1,632	0.89%
Industrial Dynamics Company, Ltd. (13)(16)	First lien senior secured revolving loan	L + 6.00%	8/20/2024	141	(2)	(2)	0.00%
Industrial Dynamics Company, Ltd. (8)	First lien senior secured term loan	L + 6.00%	8/20/2024	894	882	880	0.48%
					3,443	3,442	1.87%
Media
ALM Media, LLC (13)(18)	First lien senior secured revolving loan	L + 7.00%	11/25/2024	$971	$(13)	$(15)	(0.01)%
ALM Media, LLC (8)	First lien senior secured term loan	L + 7.00%	11/25/2024	2,616	2,576	2,575	1.40%
Exclusive Concepts, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/9/2026	225	(4)	(4)	0.00%
Exclusive Concepts, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/9/2026	23	0	0	0.00%
Exclusive Concepts, LLC (8)	First lien senior secured term loan	L + 6.00%	12/9/2026	633	620	620	0.34%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Infolinks Media Buyco, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2026		39	0	0	0.00%
Infolinks Media Buyco, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/1/2026		38	(1)	(1)	0.00%
Infolinks Media Buyco, LLC (8)	First lien senior secured term loan	L + 6.00%	11/1/2026		1,164	1,141	1,141	0.62%
The Channel Company, LLC (13)	First lien senior secured revolving loan	L + 5.25%	11/1/2027		62	(1)	(1)	0.00%
The Channel Company, LLC (8)	First lien senior secured term loan	L + 5.25%	11/1/2027		1,547	1,521	1,521	0.83%
						5,839	5,836	3.17%
Metals and mining
Copperweld Group, Inc. (8)	First lien senior secured revolving loan	L + 5.50%	9/27/2024		$456	$252	$252	0.14%
Copperweld Group, Inc. (8)	First lien senior secured term loan	L + 5.50%	9/27/2024		2,157	2,124	2,126	1.15%
						2,376	2,378	1.29%
Personal products
Cosmetic Solutions, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	10/17/2025		$366	$(5)	$(4)	0.00%
Cosmetic Solutions, LLC (13)	First lien senior secured revolving loan	L + 5.75%	10/17/2025		344	(5)	(4)	0.00%
Cosmetic Solutions, LLC (8)	First lien senior secured term loan	L + 5.75%	10/17/2025		2,775	2,733	2,743	1.49%
						2,723	2,735	1.49%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C + 6.50%	7/23/2026	C$	75	$(1)	$(1)	0.00%
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C + 6.50%	7/23/2026		30	(1)	0	0.00%
Bio Agri Mix Holdings Inc. (14)	First lien senior secured term loan	C + 6.50%	7/23/2026	C$	1,257	981	978	0.53%
Formulated Buyer, LLC (8)	First lien senior secured delayed draw term loan	L + 5.25%	9/22/2026		300	24	24	0.01%
Formulated Buyer, LLC (8)(9)	First lien senior secured revolving loan	L + 5.25%	9/22/2026		188	64	64	0.03%
Formulated Buyer, LLC (8)(9)	First lien senior secured term loan	L + 5.25%	9/22/2026		465	456	457	0.25%
Maxor National Pharmacy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	12/6/2027		472	463	463	0.25%
Maxor National Pharmacy Services, LLC (13)	First lien senior secured revolving loan	L +5.50%	12/6/2027		84	(2)	(2)	0.00%
Maxor National Pharmacy Services, LLC (8)	First lien senior secured term loan	L +5.50%	12/6/2027		1,334	1,308	1,308	0.71%
						3,292	3,291	1.79%
Professional services
Stax Holding Company, LLC (8)(13)	First lien senior secured revolving loan	L + 5.25%	10/29/2026		$60	$(1)	$(1)	0.00%
Stax Holding Company, LLC (8)	First lien senior secured term loan	L + 5.25%	10/29/2026		825	813	813	0.44%
						812	812	0.44%
Real estate management and development
BBG Intermediate Holdings, Inc. (11)(13)	First lien senior secured revolving loan	L + 6.50%	1/8/2026		$233	$(4)	$(3)	0.00%
BBG Intermediate Holdings, Inc. (8)	First lien senior secured term loan	L + 6.50%	1/8/2026		1,667	1,635	1,642	0.89%
						1,631	1,639	0.89%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP (12)(13)	First lien senior secured revolving loan	P + 4.50%	9/2/2026		$45	$(1)	$(1)	0.00%
Altamira Material Solutions, LP (8)(7)	First lien senior secured term loan	L + 5.50%	9/2/2026		729	715	716	0.39%
						714	715	0.39%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Software
Affinitiv, Inc. (13)	First lien senior secured revolving loan	L + 6.50%	8/26/2024	$248	$(2)	$(2)	0.00%
Affinitiv, Inc. (8)	First lien senior secured term loan	L + 6.50%	8/26/2024	2,322	2,296	2,305	1.25%
ShiftKey, LLC (8)	First lien senior secured revolving loan	L + 6.00%	3/17/2026	120	59	59	0.03%
ShiftKey, LLC (12)	First lien senior secured revolving loan	P + 5.00%	3/17/2026	120	59	59	0.03%
ShiftKey, LLC (8)	First lien senior secured term loan	L + 6.00%	3/17/2026	936	923	924	0.50%
					3,335	3,345	1.82%
Specialty retail
Dykstra's Auto, LLC (8)	First lien senior secured delayed draw term loan	L+ 5.25%	10/22/2026	$188	$70	$70	0.04%
Dykstra's Auto, LLC (12)	First lien senior secured revolving loan	P + 4.25%	10/22/2026	38	22	22	0.01%
Dykstra's Auto, LLC (8)	First lien senior secured term loan	L+ 5.25%	10/22/2026	497	487	487	0.26%
Kaizen Auto Care, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	12/22/2023	225	43	43	0.02%
Kaizen Auto Care, LLC (12)	First lien senior secured revolving loan	P + 5.00%	12/22/2026	38	11	11	0.01%
Kaizen Auto Care, LLC (8)	First lien senior secured term loan	L + 6.00%	12/22/2023	780	766	765	0.42%
Leonard Group, Inc. (13)	First lien senior secured revolving loan	L + 6.00%	2/26/2026	197	(3)	(3)	0.00%
Leonard Group, Inc. (10)	First lien senior secured term loan	L + 6.00%	2/26/2026	1,256	1,234	1,236	0.67%
Pink Lily Holdings, LLC (8)	First lien senior secured revolving loan	L + 6.50%	11/16/2027	63	16	16	0.01%
Pink Lily Holdings, LLC (8)	First lien senior secured term loan	L + 6.50%	11/16/2027	1,371	1,347	1,347	0.73%
					3,993	3,994	2.17%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Textiles, apparel and luxury goods
Lakeshirts LLC (8)	First lien senior secured revolving loan	L + 4.75%	12/23/2024	$398	$314	$314	0.17%
Lakeshirts LLC (8)	First lien senior secured term loan	L + 4.75%	12/23/2024	1,566	1,548	1,543	0.84%
					1,862	1,857	1.01%
Trading companies and distributors
AFC Industries, Inc. (9)	First lien senior secured delayed draw term loan	L + 6.25%	12/20/2023	$129	$7	$7	0.00%
AFC Industries, Inc. (8)(9)	First lien senior secured delayed draw term loan	L + 6.25%	4/9/2027	355	350	351	0.19%
AFC Industries, Inc. (8)(20)	First lien senior secured revolving loan	L + 6.25%	10/9/2026	7	1	1	0.00%
AFC Industries, Inc. (12)(20)	First lien senior secured revolving loan	P + 5.25%	10/9/2026	124	25	25	0.01%
AFC Industries, Inc. (8)(9)	First lien senior secured term loan	L + 6.25%	4/9/2027	748	738	740	0.40%
Banner Buyer, LLC (6)	First lien senior secured delayed draw term loan	L + 5.75%	10/31/2025	1,043	564	569	0.31%
Banner Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.75%	10/31/2025	370	(4)	(3)	0.00%
Banner Buyer, LLC (6)	First lien senior secured term loan	L +5.75%	10/31/2025	1,385	1,368	1,374	0.75%
Empire Equipment Company, LLC (13)	First lien senior secured delayed draw term loan	L + 5.50%	1/17/2025	941	(13)	(20)	(0.01)%
Empire Equipment Company, LLC (9)	First lien senior secured revolving loan	L + 5.50%	1/17/2025	439	119	116	0.06%
Empire Equipment Company, LLC (8)	First lien senior secured term loan	L + 5.50%	1/17/2025	1,291	1,271	1,264	0.69%
Montway LLC (13)	First lien senior secured delayed draw term loan	L + 6.25%	11/4/2025	675	(12)	(11)	(0.01)%
Montway LLC (13)	First lien senior secured revolving loan	L + 6.25%	11/4/2025	150	(3)	(2)	0.00%
Montway LLC (8)	First lien senior secured term loan	L + 6.25%	11/4/2025	723	710	711	0.39%
Shearer Supply, LLC (12)	First lien senior secured revolving loan	P + 4.50%	9/17/2027	113	39	39	0.02%
Shearer Supply, LLC (8)	First lien senior secured term loan	L + 5.50%	9/17/2027	807	791	793	0.43%
Triad Technologies, LLC (13)	First lien senior secured revolving loan	L + 4.75%	10/31/2025	314	(4)	(3)	0.00%
Triad Technologies, LLC (8)(9)	First lien senior secured term loan	L + 4.75%	10/31/2025	941	928	932	0.51%
					6,875	6,883	3.74%
Water utilities
Diamondback Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.50%	7/22/2026	$75	$(1)	$(1)	0.00%
Diamondback Buyer, LLC (9)	First lien senior secured term loan	L + 5.50%	7/22/2026	855	838	842	0.46%
					837	841	0.46%
Total non-controlled/non-affiliated senior secured debt					$151,054	$151,105	82.08%
Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	7/17/2025		$11	$11	0.01%
Shearer Supply, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	3/17/2028		5	5	0.00%
Total non-controlled/non-affiliated sponsor subordinated note					16	16	0.01%
Total non-controlled/non-affiliated investments					$151,070	$151,121	82.09%
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
(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Unless otherwise indicated, all investments represent co-investments made with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.
(3)Principal/par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Canadian Dollars ("C$").
(4)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to LIBOR and/or an alternate base rate (e.g. prime rate), which typically resets semiannually, quarterly, or monthly at the borrower's option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, we have provided the applicable margin over LIBOR based on each respective credit agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2021 was 0.10%.
(7)The interest rate on these loans is subject to 2 month LIBOR, which as of December 31, 2021 was 0.15%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2021 was 0.21%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2021 was 0.34%.
(10)The interest rate on these loans is subject to 12 month LIBOR, which as of December 31, 2021 was 0.58%.
(11)The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2021 was 0.52%.
(12)The interest rate on these loans is subject to the Prime Rate, which as of December 31, 2021 was 3.25%.
(13)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of December 31, 2021. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(14)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2021, non-qualifying assets represented approximately 3.37% of the total assets of the Company.
(15)Principal balance includes reserve for letter of credit of $2,834 on which the borrower pays 5.50%.
(16)Principal balance includes reserve for letter of credit of $12,928 on which the borrower pays 6.00%.
(17)Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 7.50%.
(18)Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(19)Principal balance includes reserve for letter of credit of $3,516 on which the borrower pays 6.50%.
(20)Principal balance includes reserve for letter of credit of $4,978 on which the borrower pays 6.25%.
(21)Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 6.25%.
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)
(22)Principal balance includes reserve for letter of credit of $2,851 on which the borrower pays 6.50%.
(23)As a practical expedient, the Company uses net asset value ("NAV") to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)
Additional Information
Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 410	CAD 505	6/27/2022	$11
Wells Fargo Bank, National Association	USD 65	CAD 80	6/27/2022	2
Wells Fargo Bank, National Association	USD 73	CAD 93	1/18/2022	(1)
Wells Fargo Bank, National Association	USD 99	CAD 128	1/18/2022	(2)
Wells Fargo Bank, National Association	USD 1,112	CAD 1,375	10/21/2022	26
Wells Fargo Bank, National Association	USD 49	CAD 39	10/21/2022	—
Total				$36

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
Level 1Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
Level 2Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3Inputs that are unobservable.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The Board oversees and supervises a multi-step valuation process, which includes, among other procedures, the following:
•The valuation process begins with each investment being initially valued by the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•The Advisor’s management reviews the preliminary valuations with the investment professionals. Agreed upon valuation recommendations are presented to the Board.
•The Board reviews the recommended valuations and determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith, based on, among other things, the input of the Advisor and, where applicable, other third parties.
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
Good Faith Determinations of Fair Value (“Rule 2a-5”) under the 1940 Act was adopted by SEC in December 2020 and establishes requirements for determining fair value good faith for purposes of the 1940 Act. The

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
company has determined there would be no financial statement impact of adopting Rule 2a-5 and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility. Such financing costs are capitalized and amortized over the life of the facility utilizing the

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
straight-line method. For the three and six months ended June 30, 2022, the Company amortized approximately $0 and $47,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three and six months ended June 30, 2021, the Company amortized approximately $56,000 and $109,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period. For the three and six months ended June 30, 2022, the Company received approximately $73,000 and $132,000 of agent fees, respectively. During the three and six months ended June 30, 2022, approximately $77,000 and $145,000 of agent fees, respectively, have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three and six months ended June 30, 2021, the Company received approximately $31,000 and $71,000 of agent fees, respectively. During the three and six months ended June 30, 2021, approximately $46,000 and $83,000 of agent fees, respectively, have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three and six months ended June 30, 2022 and 2021, the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three and six months ended June 30, 2022 and 2021, the Company did not accrue any U.S. federal tax expense related to Twin Brook Equity XVIII Corp.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes was incurred through June 30, 2022.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and six months ended June 30, 2022, the Company earned approximately $211,000 and $292,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the three and six months ended June 30, 2021, the Company earned approximately $107,000 and $124,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Investments at fair value and amortized cost consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$170,038	$170,031	$151,054	$151,105
Sponsor subordinated note	16	16	16	16
Investment in affiliated funds	6,878	9,718	6,210	7,986
Total investments	$176,932	$179,765	$157,280	$159,107

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The industry composition of investments based on fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Aerospace and defense	1.2%	1.3%
Air freight and logistics	0.5%	—%
Auto components	1.7%	1.4%
Chemicals	4.2%	4.6%
Commercial services and supplies	5.7%	3.7%
Construction and engineering	1.5%	1.6%
Containers and packaging	3.4%	3.9%
Distributors	0.3%	0.3%
Diversified consumer services	6.7%	8.9%
Electrical equipment	0.7%	0.8%
Electronic equipment, instruments and components	1.2%	1.4%
Food and staples retailing	2.4%	2.3%
Food products	0.9%	0.9%
Gas utilities	0.8%	0.9%
Health care equipment and supplies	2.5%	2.0%
Health care providers and services	22.7%	24.8%
Health care technology	1.1%	1.1%
Household durables	1.5%	1.8%
Internet and direct marketing retail	2.3%	2.6%
IT services	4.0%	3.8%
Leisure equipment and products	1.7%	1.9%
Leisure products	0.6%	0.5%
Life sciences tools and services	0.6%	0.7%
Machinery	2.5%	2.2%
Media	3.7%	3.7%
Metals and mining	1.2%	1.5%
Multisector holdings	5.4%	5.0%
Personal products	1.7%	1.7%
Pharmaceuticals	1.8%	2.1%
Professional services	0.5%	0.5%
Real estate management and development	1.6%	1.0%
Semiconductors and semiconductor equipment	0.4%	0.5%
Software	4.1%	2.1%
Specialty retail	3.0%	2.5%
Textiles, apparel and luxury goods	1.1%	1.2%
Trading companies and distributors	4.3%	4.3%
Water utilities	0.5%	0.5%
Total	100.0%	100.0%

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
As of June 30, 2022, 99.0% of investments held were based in the United States and 1.0% were based in Canada. As of December 31, 2021, 99.0% of investments were based in the United States and 1.0% were based in Canada.
Note 4. Fair Value of Investments
Fair Value Disclosures
The following tables present the fair value hierarchy of financial instruments as of June 30, 2022:

	Assets at Fair Value as of June 30, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$170,031	$170,031
Sponsor subordinated note	—	—	16	16
Foreign currency forward contracts	—	44	—	44
Total	$—	$44	$170,047	$170,091
Investments measured at net asset value(1)				9,718
Total financial instruments, at fair value				$179,809
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of June 30, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$—	$8	$—	$8
The following tables present the fair value hierarchy of financial instruments as of December 31, 2021:

	Assets at Fair Value as of December 31, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$151,105	$151,105
Sponsor subordinated note	—	—	16	16
Net foreign currency forward contracts	—	36	—	36
Total	$—	$36	$151,121	$151,157
Investments measured at net asset value(1)				7,986
Total financial instruments, at fair value				$159,143
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2022 and 2021:

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2022*
(Amounts in thousands)	Balance 4/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2022
First lien senior secured debt	$153,712	$28,396	$(12,099)	$246	$22	$(246)	$170,031	$(239)
Sponsor subordinated notes	16	—	—	—	—	—	16	—
Total	$153,728	$28,396	$(12,099)	$246	$22	$(246)	$170,047	$(239)
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2022*
(Amounts in thousands)	Balance 1/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2022
First lien senior secured debt	$151,105	$41,439	$(22,987)	$475	$57	$(58)	$170,031	$(63)
Sponsor subordinated note	16	—	—	—	—	—	16	—
Total	$151,121	$41,439	$(22,987)	$475	$57	$(58)	$170,047	$(63)
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Three Months Ended June 30, 2021*
(Amounts in thousands)	Balance 4/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2021
First lien senior secured debt	$80,517	$20,138	$(8,246)	$138	$84	$316	$92,947	$316
Sponsor subordinated note	9	—	—	—	—	(1)	8	(1)
Total	$80,526	$20,138	$(8,246)	$138	$84	$315	$92,955	$315
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

	Level 3 Assets at Fair Value for the Six Months Ended June 30, 2021*
(Amounts in thousands)	Balance 1/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 6/30/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 6/30/2021
First lien senior secured debt	$75,805	$34,068	$(17,810)	$313	$94	$477	$92,947	$477
Sponsor subordinated note	7	2	—	1	—	(2)	8	(2)
Total	$75,812	$34,070	$(17,810)	$314	$94	$475	$92,955	$475
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Asset Class	Fair Value as of 6/30/22	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$153,769	Discounted cash flow	Yield	8.3% - 18%	9.9%	Decrease
Sponsor subordinated notes	16	Market comparable	LTM EBITDA multiple	6.1x - 7.6 x	7.1 x	Increase
	$153,785

Asset Class	Fair Value as of 12/31/21	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$104,516	Discounted cash flow	Yield	6.7% - 11.5%	8.2%	Decrease
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.0 x		Increase
	$104,532
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.
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
Note 5. Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations. There were no outstanding borrowings as of June 30, 2022 and December 31, 2021.
On August 14, 2019, the Company entered into a revolving credit facility (the “Subscription Facility”) with Wells Fargo Bank, National Association (the “Lender”). The Subscription Facility enables the Company to request loans from the Lender up to a maximum commitment of $15 million. The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of investors in the Company. The total amount available under the Subscription Facility may be reduced as a result of decreases in the unfunded capital commitments of investors in the Company as well as other provisions of the Subscription Facility. On May 4, 2022, the Company terminated the Subscription Facility's revolving credit agreement.
Borrowings under the Subscription Facility bore interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing was a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing was a Reference Rate Loan. As of December 31, 2021, there were no outstanding borrowings. In addition, the Company paid an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender. The maturity date of the Subscription Facility was August 12, 2022.
The Subscription Facility contained representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type. As of December 31, 2021, and through the date of termination, the Company was in compliance in all material respects with such covenants.
There were no debt obligations as of June 30, 2022:
Debt obligations consisted of the following as of December 31, 2021:

	As of December 31, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$—	$3,564	$—
Total debt	$15,000	$—	$3,564	$—
(1)The amount available reflects any limitations related to the Subscription Facility’s borrowing base.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
For the three and six months ended June 30, 2022 and 2021, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Interest expense	$—	$8	$8	$15
Amortization of deferred financing costs	—	56	47	109
Total interest expense	$—	$64	$55	$124
Average interest rate	N/A	3.75%	N/A	3.56%
Average daily borrowings	N/A	$8	N/A	$31
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
Unless earlier terminated as described below, the Administration Agreement will remain in effect until June 26, 2023 and from year to year thereafter if approved annually by the vote of the Board of Directors of the Company and the vote of a majority of the Company’s Independent Directors. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
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
For the three and six months ended June 30, 2022, the Administrator charged approximately $63,000 and $117,000, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration agreement. For the three and six months ended June 30, 2021, the Administrator charged approximately $82,000 and $170,000, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration agreement.

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
Unless earlier terminated as described below, the Investment Management Agreement will remain in effect until June 26, 2023 and from year to year thereafter if approved annually by (a) the vote of the Board of Directors of the Company or by the vote of a majority of the outstanding voting securities of the Company and (b) the vote of a majority of the Company’s Independent Directors. The Investment Management Agreement will automatically terminate in the event of assignment. The Investment Management Agreement may be terminated without penalty upon not less than 60 days’ written notice by the vote of a majority of the outstanding voting securities of the Company, or by the vote of the Company’s Directors or by the Advisor.
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
As of June 30, 2022, the Company had approximately $709,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities. As of December 31, 2021, the Company had approximately $677,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.
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
For the three and six months ended June 30, 2022, the Company accrued approximately $254,000 and $495,000, respectively, of base management fees payable to the Advisor. For the three and six months ended June 30, 2021, the Company accrued approximately $138,000 and $261,000, respectively, of base management fees payable to the Advisor. As of June 30, 2022 and December 31, 2021, base management fees payable by the Company to the Advisor were approximately $254,000 and $196,000, respectively.

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
For the three and six months ended June 30, 2022, the Company accrued approximately $442,000 and $823,000, respectively, of income incentive fees payable to the Advisor. For the three and six months ended June 30, 2021, the Company accrued approximately $207,000 and $354,000, respectively, of income incentive fees payable to the Advisor. As of June 30, 2022 and December 31, 2021, the Company had approximately $442,000 and $345,000, respectively, of income incentive fees payable to the Advisor.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Investment in Affiliated Funds
Fair value as of June 30, 2022 and 2021 and transactions during the three and six months ended June 30, 2022 and 2021 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2022
(Amounts in thousands)	Fair Value as of April 1, 2022	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$8,447	$463	$(25)	$—	$812	$9,697	$—
Twin Brook Segregated Equity Holdings, LLC	18	—	—	—	3	21	—
Total non-controlled/affiliated investments	$8,465	$463	$(25)	$—	$815	$9,718	$—

	Investment in Affiliated Funds at Fair Value for the Six Months Ended June 30, 2022
(Amounts in thousands)	Fair Value as of January 1, 2022	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$7,972	$701	$(33)	$—	$1,057	$9,697	$—
Twin Brook Segregated Equity Holdings, LLC	14	—	—	—	7	21	—
Total non-controlled/affiliated investments	$7,986	$701	$(33)	$—	$1,064	$9,718	$—

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2021
(Amounts in thousands)	Fair Value as of April 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$4,061	$731	$(1)	$—	$340	$5,131	$—
Total non-controlled/affiliated investments	$4,061	$731	$(1)	$—	$340	$5,131	$—

	Investment in Affiliated Funds at Fair Value for the Three Months Ended June 30, 2021
(Amounts in thousands)	Fair Value as of January 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$3,721	$861	$(3)	$—	$552	$5,131	$—
Total non-controlled/affiliated investments	$3,721	$861	$(3)	$—	$552	$5,131	$—

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
For the three and six months ended June 30, 2022, the Company’s average USD notional exposure to foreign currency forward contracts was approximately $1,929,000 and $1,906,000, respectively.
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of June 30, 2022:

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	$44	$8	$36	$—	$36
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2021:

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	$39	$3	$36	$—	$36
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The effect of transactions in derivative instruments on the consolidated statements of operations during the three and six months ended June 30, 2022 was as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$18	—
Realized (loss) on foreign currency forward contracts	30	28
The effect of transactions in derivative instruments on the consolidated statements of operations during the three and six months ended June 30, 2021 was as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net change in unrealized gain (loss) on foreign currency forward contracts	$(12)	4
Realized (loss) on foreign currency forward contracts	(59)	(59)
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
As of June 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2022	December 31, 2021
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
626 Holdings Equity, LLC	293	—
Abrasive Technology Intermediate, LLC	138	173
Advanced Lighting Acquisition, LLC	324	324
AEP Passion Intermediate Holdings, Inc.	67	91
AFC Industries, Inc.	104	223
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	507	534
Alliance Environmental Group, LLC	41	113
ALM Media, LLC	971	971
Altamira Material Solutions, LP	30	45
AM Buyer, LLC	111	111
Answer Acquisition, LLC	38	38

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	June 30, 2022	December 31, 2021
Apex Dental Partners, LLC	225	215
Aptitude Health Holdings, LLC	267	240
Aquatic Sales Solutions, LLC	117	117
ARC Healthcare Technologies, LLC	263	—
ASC Ortho Management, LLC	374	398
ASP Global Acquisition, LLC	485	534
AvCarb, LLC	633	704
Banner Buyer, LLC	715	838
BBG Intermediate Holdings, Inc.	82	233
BCI Burke Holding Corp.	209	196
Beacon Oral Specialists Management LLC	183	36
Behavior Frontiers, LLC	19	19
Benefit Plan Administrators of Eau Claire, LLC	225	—
Bio Agri Mix Holdings Inc.	88	89
Brightview, LLC	160	358
Canadian Orthodontic Partners Corp.	177	237
CCG Acquisition, Inc.	19	—
Community Care Partners, LLC	165	169
Copperweld Group, Inc.	376	197
Cosmetic Solutions, LLC	344	710
CPS HVAC Group, LLC	188	188
Data Source Intermediate Holdings, LLC	123	123
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	104	134
Diamondback Buyer, LLC	75	75
DNS IMI Acquisition Corp	131	124
Domino Equipment Company, LLC	79	79
Double E Company, LLC	104	—
Dykstra's Auto, LLC	105	129
Edko Acquisition, LLC	30	38
EH Management Company, LLC	38	38
Empire Equipment Company, LLC	31	1,254
EMSAR Acquisition LLC	489	542
Engelman Baking Co., LLC	174	153
E-Phoenix Acquisition Co. Inc.	75	75
Exclusive Concepts, LLC	248	248
Formulated Buyer, LLC	342	390
Franchise Fastlane, LLC	8	—
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	35	—

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	June 30, 2022	December 31, 2021
Golden Bear PT Partners, LLC	196	267
Green Monster Acquisition, LLC	30	38
Groundworks Operations, LLC	423	575
Guardian Dentistry Practice Management, LLC	70	90
Highland Acquisition, Inc.	30	—
HLSG Intermediate, LLC	139	—
Home Brands Group Holdings, Inc.	48	48
Hydromax USA, LLC	68	182
Icelandirect, LLC	13	23
Industrial Dynamics Company, Ltd.	141	141
Infolinks Media Buyco, LLC	77	77
Innovative FlexPak, LLC	345	408
IPC Pain Acquistion, LLC	303	—
ISSA, LLC	92	66
Jansy Packaging, LLC	470	706
Juniper Landscaping Holdings LLC	132	110
Kaizen Auto Care, LLC	218	204
Kalkomey Enterprises, LLC	46	77
Lakeshirts LLC	—	80
Leonard Group, Inc.	234	197
Library Associates, LLC	—	84
Load One Purchaser Corporation	214	—
MacNeill Pride Group Corp.	167	52
Mad Rose Company, LLC	82	119
Main Street Gourmet, LLC	685	704
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	84	84
MetaSource, LLC	124	—
Millennia Patient Services, LLC	401	401
Montway LLC	825	825
Motis Brands, Inc.	—	14
MRC Keeler Acquisition, LLC	300	300
Nelson Name Plate Company	89	94
Network Partners Acquisition, LLC	150	150
Nimlok Company, LLC	320	320
Novum Orthopedic Partners Management, LLC	191	373
NSG Buyer, Inc.	—	294
NutriScience Innovations, LLC	131	131
P and R Dental Strategies, LLC	23	23
Peak Dental Services, LLC	459	149
Peak Investment Holdings, LLC	908	908

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	June 30, 2022	December 31, 2021
Pentec Acquisition Corp.	75	75
Performance PowerSports Group Purchaser, Inc.	6	8
PHGP MB Purchaser, Inc.	184	—
Pink Lily Holdings, LLC	63	46
PPW Acquisition, LLC	32	30
Qin's Buffalo, LLC	105	—
Raneys, LLC	38	—
Reliable Medical Supply LLC	110	178
Revival Animal Health, LLC	131	131
RQM Buyer, Inc.	234	234
RTP Acquisition, LLC	38	38
Sage Dental Management, LLC	56	—
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	38	38
SCA Buyer, LLC	227	412
SCP Beverage Buyer, LLC	23	38
SCP ENT and Allergy Services, LLC	295	966
Shearer Supply, LLC	113	71
ShiftKey, LLC	110	120
Signature Dental Partners LLC	90	179
Silver Falls MSO, LLC	80	94
SimiTree Acquisition LLC	191	522
SIMKO Merger Sub, LLC	244	—
Soccer Post Acquisition, LLC	73	—
Southeast Primary Care Partners, LLC	315	435
Southern Orthodontic Partners Management, LLC	187	167
Southern Sports Medicine Partners, LLC	193	—
Spear Education, LLC	304	888
Spectrum Solutions, LLC	267	267
Starwest Botanicals Acquisition, LLC	43	174
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	72	38
Storm Smart Buyer LLC	131	131
Teel Plastics, LLC	324	324
The Channel Company, LLC	62	62
The Stratix Corporation	75	150
Trademark Global, LLC	65	88
Triad Technologies, LLC	251	314
United Land Services Opco Parent, LLC	591	914
USALCO, LLC	53	93
Vanguard Packaging, LLC	481	303

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	June 30, 2022	December 31, 2021
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	13	38
Vital Care Buyer, LLC	483	580
Western Veterinary Partners, LLC	320	147
Total unfunded portfolio company commitments	$27,399	$30,379
(1)Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
As of June 30, 2022 and December 31, 2021, approximately $209,000 and $185,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
Investor Commitments
As of June 30, 2022 and December 31, 2021, the Company had $216.0 million in total capital commitments from investors ($21.6 million and $32.4 million undrawn). These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of June 30, 2022, and December 31, 2021, management was not aware of any material pending or threatened litigation.
Note 9. Net Assets
Subscriptions and Drawdowns
As of June 30, 2022, the Company had 9,672,358 shares issued and outstanding with a par value of $0.001 per share.
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
During the six months ended June 30, 2022 and 2021, the Advisor delivered the following capital call notices to investors:

Six Months Ended June 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 12, 2022	May 26, 2022	531,182	$10.80
Total		531,182	$10.80

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Six Months Ended June 30, 2021
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	$16.20
Total		1,342,493	$27.00

Dividends
The following table reflects dividend declared on shares of the Company's common stock during the six months ended June 30, 2022 and 2021:

For the Six Months Ended June 30, 2022
Date Declared	Record Date	Payment Date	Dividend per Share
April 14, 2022	April 18, 2022	April 29, 2022	$0.20
May 11, 2022	June 30, 2022	July 29, 2022	$0.20

For the Six Months Ended June 30, 2021
Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20

Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2022 and 2021:

(Amounts in thousands, except share and per share amounts)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net increase (decrease) in net assets resulting from operations	$2,837	$1,699	$5,184	$3,002
Weighted average shares of common stock outstanding - basic and diluted	9,345,477	5,022,000	9,243,891	4,756,475
Earnings (loss) per common share - basic and diluted	$0.30	$0.34	$0.56	$0.63
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were no permanent differences for the three and six months ended June 30, 2022 and 2021.
Note 12. Financial Highlights
The following are financial highlights for a common share outstanding during the six months ended June 30, 2022 and 2021:

(Amounts in thousands, except share and per share amounts)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Per share data:
Net asset value, beginning of period	$20.14	$19.75
Net investment income (loss)(1)	0.44	0.41
Net realized and unrealized gain (loss) on investment transactions(1)	0.12	0.22
Total from operations	0.56	0.63
Impact of issuance of common stock	—	(0.01)
Dividends declared	(0.40)	(0.20)
Total increase (decrease) in net assets	0.16	0.42
Net asset value, end of period	$20.30	$20.17
Shares outstanding, end of period	9,672,358	5,022,000
Total return(2)(3)	2.8%	3.1%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	1.3%	1.8%
Ratio of net expenses to average net assets(3)(4)(6)	1.3%	1.8%
Ratio of net investment income (loss) to average net assets(3)(4)	2.2%	2.1%
Net assets, end of period	$196,319	$101,299
Weighted average shares outstanding	9,243,891	4,756,475
Total capital commitments, end of period	$216,000	$216,000
Ratio of total contributed capital to total committed capital, end of period	90.0%	46.5%
Portfolio turnover rate(7)	13.6%	22.2%
Asset coverage ratio(8)	N/A	14,571.3%
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)Total return is calculated as the change in net asset value ("NAV") per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(3)Not annualized.
(4)Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(5)Ratio of gross expenses to average net assets is computed using expenses before waivers from the Administrator, if applicable.
(6)Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Administrator, if applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
(7)Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the periods reported.
(8)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. The ratio is not applicable as of June 30, 2022 as there was no debt outstanding during the period.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below.
On August 10, 2022, the Board declared a dividend of $0.20 per share on the Company's common stock, which will be paid on October 31, 2022 to stockholders of record at the close of business on September 30, 2022.

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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”). As of June 30, 2022, we had $216 million in total capital commitments from investors. Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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

Our debt investment portfolio consists of primarily floating rate loans. As of June 30, 2022, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR and Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of June 30, 2022.
From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.
Leverage
Currently, we do not intend to utilize leverage. We may borrow money from time to time within the levels permitted by the 1940 Act.
Impact of COVID-19
There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted, and continue to react, by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. Supply chain disruptions could significantly impact the businesses of our portfolio companies and lead to increased costs, inventory shortages, shipping delays and an inability to meet customer demands. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

Although we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19, the efficacy of existing vaccines against new variants and acceptance of vaccines and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
Portfolio and Investment Activity
As of June 30, 2022, based on fair value, our portfolio consisted of 94.58% first lien senior secured debt investments, 0.01% sponsor subordinated note investments, and 5.41% investments in affiliated funds.
As of June 30, 2022, we had investments in one hundred thirty-seven portfolio companies with an aggregate fair value of $179.8 million. As of December 31, 2021, we had investments in one hundred twenty-one portfolio companies with an aggregate fair value of $159.1 million.

Our investment activity for the three months ended June 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$28,368	$21,900
Investment in affiliated funds	463	731
Total principal amount of investments committed	$28,831	$22,631
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(11,594)	$(7,552)
Investment in affiliated funds	(25)	(1)
Total principal amount of investments sold or repaid	$(11,619)	$(7,553)
New debt investments(1):
New commitments	$13,253	$18,640
Number of new commitments in new portfolio companies(2)	14	16
Average new commitment amount	$947	$1,165
Weighted average term for new commitments (in years)	4.6	5.0
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	0.0%	0.0%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of June 30, 2022 and December 31, 2021, our investments consisted of the following:

	June 30, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$170,038	$170,031	$151,054	$151,105
Sponsor subordinated note	16	16	16	16
Investment in affiliated funds	6,878	9,718	6,210	7,986
Total investments	$176,932	$179,765	$157,280	$159,107

The table below describes investments by industry composition based on fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Aerospace and defense	1.2%	1.3%
Air freight and logistics	0.5%	—%
Auto components	1.7%	1.4%
Chemicals	4.2%	4.6%
Commercial services and supplies	5.7%	3.7%
Construction and engineering	1.5%	1.6%
Containers and packaging	3.4%	3.9%
Distributors	0.3%	0.3%
Diversified consumer services	6.7%	8.9%
Electrical equipment	0.7%	0.8%
Electronic equipment, instruments and components	1.2%	1.4%
Food and staples retailing	2.4%	2.3%
Food products	0.9%	0.9%
Gas utilities	0.8%	0.9%
Health care equipment and supplies	2.5%	2.0%
Health care providers and services	22.7%	24.8%
Health care technology	1.1%	1.1%
Household durables	1.5%	1.8%
Internet and direct marketing retail	2.3%	2.6%
IT services	4.0%	3.8%
Leisure equipment and products	1.7%	1.9%
Leisure products	0.6%	0.5%
Life sciences tools and services	0.6%	0.7%
Machinery	2.5%	2.2%
Media	3.7%	3.7%
Metals and mining	1.2%	1.5%
Multisector holdings	5.4%	5.0%
Personal products	1.7%	1.7%
Pharmaceuticals	1.8%	2.1%
Professional services	0.5%	0.5%
Real estate management and development	1.6%	1.0%
Semiconductors and semiconductor equipment	0.4%	0.5%
Software	4.1%	2.1%
Specialty retail	3.0%	2.5%
Textiles, apparel and luxury goods	1.1%	1.2%
Trading companies and distributors	4.3%	4.3%
Water utilities	0.5%	0.5%
Total	100.0%	100.0%

As of June 30, 2022, 99.0% of investments held were based in the United States and 1.0% were based in Canada. As of December 31, 2021, 99.0% of investments held were based in the United States and 1.0% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted average total yield of funded debt investments at cost	9.9%	8.2%
Weighted average total yield of funded debt investments at fair value	9.8%	8.1%
Weighted average interest rate of funded debt investments (1)	8.0%	6.9%
Weighted average spread over reference rates of all floating rate funded debt investments	5.9%	5.9%
(1)Calculated using actual interest rates in effect as of June 30, 2022 and December 31, 2021 based on borrower elections.
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
Our Advisor monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry; and
•review of monthly or quarterly financial statements and financial projections for portfolio companies.
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
The following table shows the composition of our debt investments on the A to F rating scale as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	155,579	91.5%	141,945	93.9%
C	14,452	8.5%	9,160	6.1%
D	—	—	—	—
E	—	—	—	—
F	—	—	—	—
Total	$170,031	100.0%	$151,105	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$170,038	100.0%	$151,054	100.0%
Non-accrual	—	—	—	—
Total	$170,038	100.0%	$151,054	100.0%

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
Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2022 and 2021:
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

(Amounts in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Total investment income	$3,464	$1,942	$6,536	$3,618
Less: expenses	(1,268)	(911)	(2,443)	(1,682)
Net investment income (loss)	2,196	1,031	4,093	1,936
Net change in unrealized gain (loss)	589	643	1,006	1,031
Net realized gain (loss)	52	25	85	35
Net increase (decrease) in net assets resulting from operations	$2,837	$1,699	$5,184	$3,002
Investment Income
Investment income for the three and six months ended June 30, 2022 and 2021 were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Interest income	$3,176	$1,789	$6,099	$3,411
Other income	288	153	437	207
Total investment income	$3,464	$1,942	$6,536	$3,618
Total investment income increased to $3.5 million for the three months ended June 30, from $1.9 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. Total investment income increased to $6.5 million for the six months ended June 30, from $3.6 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $179.8 million at June 30, 2022 from $98.1 million at June 30, 2021.

Expenses
Expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Income incentive fees	$442	$207	$823	$354
Management fees	254	138	495	261
Professional fees	162	122	281	166
Other	131	47	217	85
Accounting fees	105	106	209	210
Insurance fees	66	100	156	222
Administrative fees	63	82	117	170
Directors' fees	45	45	90	90
Interest	—	64	55	124
Total net expenses	$1,268	$911	$2,443	$1,682
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
For the three and six months ended June 30, 2022, the Administrator charged approximately $0.1 million and $0.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and six months ended June 30, 2021, the Administrator charged approximately $0.1 million and $0.2 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
Total net expenses increased to approximately $1.3 million from $0.9 million, for the three months ended June 30, 2022 and 2021, respectively, primarily due to increases in income incentive fees, management fees, and professional fees. These increases in fees were largely driven by our deployment of capital and increased balance of our investments.
Total net expenses increased to approximately $2.4 million from $1.7 million, for the six months ended June 30, 2022 and 2021, respectively, primarily due to increases in income incentive fees, management fees, and professional fees. These increases in fees were largely driven by our deployment of capital and increased balance of our investments.
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
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the six months ended June 30, 2022 and 2021, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the six months ended June 30, 2022 and 2021, we did not accrue U.S. federal tax expense related to fee income received.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022 and 2021, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net change in unrealized gain (loss) on investments	$569	$655	$1,006	$1,027
Net change in unrealized gain (loss) on foreign currency forward contracts	18	(12)	—	4
Net change in unrealized gain (loss) on foreign currency translation	2	—	—	—
Net change in unrealized gain (loss) on investment transactions	$589	$643	$1,006	$1,031
For the three and six months ended June 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2021. The unrealized gains were also driven by improved performance of our portfolio companies including equity investments held by Twin Brook Equity Holdings, LLC, that increased our net asset value in the affiliated fund during the three and six months ended June 30, 2022.
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

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies and foreign currency transactions during the three and six months ended June 30, 2022 and 2021, were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net realized gain (loss) on investments	$22	$84	$57	$94
Net realized gain (loss) on foreign currency forward transactions	30	(59)	28	(59)
Net realized gain (loss) on investment transactions	$52	$25	$85	$35
Total net realized gains remained relatively consistent during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.
Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments. The primary uses of our cash are (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying our Advisor and Administrator or its affiliates), (3) debt service of any borrowings and (4) cash distributions to the holders of our stock.
We may enter into another subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. There were no outstanding borrowings as of June 30, 2022 and December 31, 2021. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash as of June 30, 2022, taken together with our uncalled capital commitments of $21.6 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of June 30, 2022 we had $19.7 million in cash. During the six months ended June 30, 2022, we used $15.1 million in cash for operating activities, primarily as a result of funding portfolio investments of $42.1 million, partially offset by sales and paydowns of portfolio investments of $23.0 million, and other operating activities of $4.0 million. Cash provided by financing activities was $7.2 million during the period, which was primarily the result of proceeds from the issuance of shares of $10.8 million, partially offset by dividend payments of $3.6 million.
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

Equity
Subscriptions and Drawdowns
As of June 30, 2022, we had 9,672,358 shares issued and outstanding with a par value of $0.001 per share.
We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investors.
During the six months ended June 30, 2022 and 2021, our Advisor delivered the following capital call notices to investors:

Six Months Ended June 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 12, 2022	May 26, 2022	531,182	$10.80
Total		531,182	$10.80

Six Months Ended June 30, 2021
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	$16.20
Total		1,342,493	$27.00
Dividends
The following table reflects dividends declared on shares of the Company's common stock during the six months ended June 30, 2022 and 2021:

For the Six Months Ended June 30, 2022
Date Declared	Record Date	Payment Date	Dividend per Share
April 14, 2022	April 18, 2022	April 29, 2022	$0.20
May 11, 2022	June 30, 2022	July 29, 2022	$0.20

For the Six Months Ended June 30, 2021
Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
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

The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of our investors. The total amount available under the Subscription Facility may be reduced as a result of decreases in the unfunded capital commitments of our investors as well as other provisions of the Subscription Facility agreement. On May 4, 2022, we terminated the Subscription Facility’s revolving credit agreement.
Borrowings under the Subscription Facility bore interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing was a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing was a Reference Rate Loan. As of December 31, 2021, there were no outstanding borrowings. In addition, we paid an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender. The maturity date of the Subscription Facility was August 12, 2022.
The Subscription Facility agreement subjected us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes. As of December 31, 2021, and through maturity we were in compliance with such covenants.
Debt obligations consisted of the following as of December 31, 2021:

	As of December 31, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$—	$3,564	$—
Total debt	$15,000	$—	$3,564	$—
(1)The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
For the three and six months ended June 30, 2022 and 2021 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Interest expense	$—	$8	$8	$15
Amortization of deferred financing costs	—	56	47	109
Total interest expense	$—	$64	$55	$124
Average interest rate	N/A	3.75%	N/A	3.56%
Average daily borrowings	N/A	$8	N/A	$31
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
As of June 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	June 30, 2022	December 31, 2021
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
626 Holdings Equity, LLC	293	—
Abrasive Technology Intermediate, LLC	138	173
Advanced Lighting Acquisition, LLC	324	324
AEP Passion Intermediate Holdings, Inc.	67	91
AFC Industries, Inc.	104	223
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	507	534
Alliance Environmental Group, LLC	41	113
ALM Media, LLC	971	971
Altamira Material Solutions, LP	30	45
AM Buyer, LLC	111	111
Answer Acquisition, LLC	38	38
Apex Dental Partners, LLC	225	215
Aptitude Health Holdings, LLC	267	240
Aquatic Sales Solutions, LLC	117	117
ARC Healthcare Technologies, LLC	263	—
ASC Ortho Management, LLC	374	398
ASP Global Acquisition, LLC	485	534
AvCarb, LLC	633	704
Banner Buyer, LLC	715	838
BBG Intermediate Holdings, Inc.	82	233
BCI Burke Holding Corp.	209	196
Beacon Oral Specialists Management LLC	183	36
Behavior Frontiers, LLC	19	19
Benefit Plan Administrators of Eau Claire, LLC	225	—
Bio Agri Mix Holdings Inc.	88	89
Brightview, LLC	160	358
Canadian Orthodontic Partners Corp.	177	237
CCG Acquisition, Inc.	19	—
Community Care Partners, LLC	165	169
Copperweld Group, Inc.	376	197
Cosmetic Solutions, LLC	344	710
CPS HVAC Group, LLC	188	188
Data Source Intermediate Holdings, LLC	123	123
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	104	134
Diamondback Buyer, LLC	75	75
DNS IMI Acquisition Corp	131	124
Domino Equipment Company, LLC	79	79
Double E Company, LLC	104	—

Portfolio Company	June 30, 2022	December 31, 2021
Dykstra's Auto, LLC	105	129
Edko Acquisition, LLC	30	38
EH Management Company, LLC	38	38
Empire Equipment Company, LLC	31	1,254
EMSAR Acquisition LLC	489	542
Engelman Baking Co., LLC	174	153
E-Phoenix Acquisition Co. Inc.	75	75
Exclusive Concepts, LLC	248	248
Formulated Buyer, LLC	342	390
Franchise Fastlane, LLC	8	—
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	35	—
Golden Bear PT Partners, LLC	196	267
Green Monster Acquisition, LLC	30	38
Groundworks Operations, LLC	423	575
Guardian Dentistry Practice Management, LLC	70	90
Highland Acquisition, Inc.	30	—
HLSG Intermediate, LLC	139	—
Home Brands Group Holdings, Inc.	48	48
Hydromax USA, LLC	68	182
Icelandirect, LLC	13	23
Industrial Dynamics Company, Ltd.	141	141
Infolinks Media Buyco, LLC	77	77
Innovative FlexPak, LLC	345	408
IPC Pain Acquistion, LLC	303	—
ISSA, LLC	92	66
Jansy Packaging, LLC	470	706
Juniper Landscaping Holdings LLC	132	110
Kaizen Auto Care, LLC	218	204
Kalkomey Enterprises, LLC	46	77
Lakeshirts LLC	—	80
Leonard Group, Inc.	234	197
Library Associates, LLC	—	84
Load One Purchaser Corporation	214	—
MacNeill Pride Group Corp.	167	52
Mad Rose Company, LLC	82	119
Main Street Gourmet, LLC	685	704
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	84	84
MetaSource, LLC	124	—
Millennia Patient Services, LLC	401	401
Montway LLC	825	825

Portfolio Company	June 30, 2022	December 31, 2021
Motis Brands, Inc.	—	14
MRC Keeler Acquisition, LLC	300	300
Nelson Name Plate Company	89	94
Network Partners Acquisition, LLC	150	150
Nimlok Company, LLC	320	320
Novum Orthopedic Partners Management, LLC	191	373
NSG Buyer, Inc.	—	294
NutriScience Innovations, LLC	131	131
P and R Dental Strategies, LLC	23	23
Peak Dental Services, LLC	459	149
Peak Investment Holdings, LLC	908	908
Pentec Acquisition Corp.	75	75
Performance PowerSports Group Purchaser, Inc.	6	8
PHGP MB Purchaser, Inc.	184	—
Pink Lily Holdings, LLC	63	46
PPW Acquisition, LLC	32	30
Qin's Buffalo, LLC	105	—
Raneys, LLC	38	—
Reliable Medical Supply LLC	110	178
Revival Animal Health, LLC	131	131
RQM Buyer, Inc.	234	234
RTP Acquisition, LLC	38	38
Sage Dental Management, LLC	56	—
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	38	38
SCA Buyer, LLC	227	412
SCP Beverage Buyer, LLC	23	38
SCP ENT and Allergy Services, LLC	295	966
Shearer Supply, LLC	113	71
ShiftKey, LLC	110	120
Signature Dental Partners LLC	90	179
Silver Falls MSO, LLC	80	94
SimiTree Acquisition LLC	191	522
SIMKO Merger Sub, LLC	244	—
Soccer Post Acquisition, LLC	73	—
Southeast Primary Care Partners, LLC	315	435
Southern Orthodontic Partners Management, LLC	187	167
Southern Sports Medicine Partners, LLC	193	—
Spear Education, LLC	304	888
Spectrum Solutions, LLC	267	267
Starwest Botanicals Acquisition, LLC	43	174
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	72	38

Portfolio Company	June 30, 2022	December 31, 2021
Storm Smart Buyer LLC	131	131
Teel Plastics, LLC	324	324
The Channel Company, LLC	62	62
The Stratix Corporation	75	150
Trademark Global, LLC	65	88
Triad Technologies, LLC	251	314
United Land Services Opco Parent, LLC	591	914
USALCO, LLC	53	93
Vanguard Packaging, LLC	481	303
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	13	38
Vital Care Buyer, LLC	483	580
Western Veterinary Partners, LLC	320	147
Total unfunded portfolio company commitments	$27,399	$30,379
(1)Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
As of June 30, 2022 and December 31, 2021, approximately $209,000 and $185,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
We maintain sufficient undrawn capital commitments of our investors to cover outstanding unfunded portfolio company commitments that we may be required to fund.
Investor Commitments
As of June 30, 2022 and December 31, 2021, the Company had $216.0 million in total capital commitments from investors ($21.6 million and $32.4 million undrawn). These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
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

Good Faith Determinations of Fair Value (“Rule 2a-5”) under the 1940 Act was adopted by SEC in December 2020 and establishes requirements for determining fair value good faith for purposes of the 1940 Act. The Company has determined there would be no financial statement impact of adopting Rule 2a-5 and intends to comply with the new rule’s requirements on or before the compliance date in September 2022.
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
As of June 30, 2022, 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR or Term SOFR – contingent on the investment’s credit agreement – and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$3.5	$—	$3.5
Up 100 basis points	$1.7	$—	$1.7
Down 100 basis points	$(1.5)	$—	$(1.5)
Down 200 basis points	$(1.8)	$—	$(1.8)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2022, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
______________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned thereunto duly authorized.

AG TWIN BROOK BDC, INC.

August 12, 2022	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

August 12, 2022	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)