Form 10-Q
period 2022-09-30
AG Twin Brook BDC, Inc.
filed 2022-11-10
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 10, 2022, the registrant had 9,672,358 shares of common stock, $0.001 par value per share, outstanding.

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $174,287 and $151,070, respectively)	$174,059	$151,121
Non-controlled/affiliated investments at fair value (amortized cost of $7,063 and $6,210, respectively)	10,327	7,986
Unrealized gain on foreign currency forward contracts	136	39
Cash	16,134	27,711
Interest receivable	474	261
Prepaid expenses	157	142
Deferred financing costs	—	47
Total assets	$201,287	$187,307
Liabilities
Unrealized loss on foreign currency forward contracts	$10	$3
Dividend payable	1,934	1,814
Accrued expenses and other liabilities payable to affiliate	753	677
Income incentive fees payable	579	345
Management fees payable	273	196
Deferred income	132	167
Interest payable	—	7
Total liabilities	3,681	3,209
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized; 9,672,358 and 9,141,176 shares issued and outstanding, respectively	$10	$9
Additional paid-in-capital	193,632	182,850
Total distributable earnings (loss)	3,964	1,239
Total net assets	197,606	184,098
Total liabilities and net assets	$201,287	$187,307
Net asset value per share	$20.43	$20.14
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$4,129	$2,013	$10,228	$5,424
Other	140	94	577	301
Total investment income from non-controlled, non-affiliated investments:	4,269	2,107	10,805	5,725
Total investment income	4,269	2,107	10,805	5,725
Expenses
Income incentive fees	$579	$214	$1,402	$568
Management fees	273	155	768	416
Professional fees	92	143	373	309
Accounting fees	106	107	315	317
Other	93	25	310	110
Administrative fees(1)	135	97	252	267
Insurance fees	70	90	226	312
Directors' fees	45	45	135	135
Interest	—	66	55	190
Total net expenses	1,393	942	3,836	2,624
Net investment income (loss)	2,876	1,165	6,969	3,101
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	$—	$30	$57	$124
Non-controlled, affiliated investments	32	—	32	—
Foreign currency forward transactions	20	12	48	(47)
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(221)	87	(279)	562
Non-controlled, affiliated investments	424	220	1,488	772
Foreign currency forward contracts	90	4	90	8
Total net realized and unrealized gain (loss) on investment transactions	345	353	1,436	1,419
Net increase (decrease) in net assets resulting from operations	$3,221	$1,518	$8,405	$4,520
Net investment income (loss) per share - basic and diluted	$0.30	$0.20	$0.74	$0.61
Earnings (loss) per share - basic and diluted	$0.33	$0.26	$0.90	$0.89
Weighted average shares outstanding - basic and diluted	9,672,358	5,754,844	9,388,282	5,092,922
(1)Refer to Note 6. Agreements and Related Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$2,876	$1,165	$6,969	$3,101
Net realized gain (loss)	52	42	137	77
Net change in unrealized gain (loss)	293	311	1,299	1,342
Net increase in net assets resulting from operations	3,221	1,518	8,405	4,520
Dividends
Dividends declared from earnings	(1,934)	(1,165)	(5,697)	(2,169)
Net decrease in net assets resulting from dividends	(1,934)	(1,165)	(5,697)	(2,169)
Capital share transactions
Issuance of common shares	—	23,760	10,800	34,560
Net increase in net assets resulting from capital share transactions	—	23,760	10,800	34,560
Total increase in net assets	1,287	24,113	13,508	36,911
Net assets, at beginning of period	196,319	101,299	184,098	88,501
Net assets, at end of period	$197,606	$125,412	$197,606	$125,412
Capital share activity
Shares issued	—	1,177,809	531,182	1,717,809
Net increase in shares outstanding	—	1,177,809	531,182	1,717,809
Dividends declared per share	$0.20	$0.20	$0.60	$0.40
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,405	$4,520
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(89)	(122)
Net change in unrealized (appreciation) depreciation on investments	(1,209)	(1,334)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(90)	(8)
Net accretion on debt instruments	(523)	(309)
Net paydown gain on debt instruments	(251)	(146)
Interest received in-kind	(29)	(22)
Purchases and drawdowns of investments	(59,957)	(55,199)
Proceeds from sales and paydowns of investments	36,779	25,269
Amortization of deferred financing costs	47	167
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(213)	(52)
(Increase) decrease in prepaid expenses	(15)	(75)
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	76	221
Increase (decrease) in management fees payable	77	50
Increase (decrease) in income incentive fees payable	234	115
Increase (decrease) in deferred income	(35)	(13)
Increase (decrease) in interest payable	(7)	(13)
Net cash used in operating activities	(16,800)	(26,951)
Cash flows from financing activities
Proceeds from issuance of common shares	10,800	34,560
Dividends paid	(5,577)	(3,325)
Borrowings on subscription facility	—	3,100
Payments on subscription facility	—	(3,100)
Payments for deferred financing costs	—	(38)
Net cash provided by (used in) financing activities	5,223	31,197
Net change in cash	(11,577)	4,246
Cash
Cash, beginning of period	27,711	10,320
Cash, end of period	$16,134	$14,566

Supplemental and non-cash information
Cash paid during the period for interest	$15	$36
Dividend payable	1,934	$—
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Aerospace and defense
Mattco Forge, Inc. (6)	First lien senior secured revolving loan	L + 6.25%	9.92%	12/6/2024	$506	$(6)	$(20)	(0.01)%
Mattco Forge, Inc.	First lien senior secured term loan	L + 6.25%	9.92%	12/6/2024	2,174	2,145	2,089	1.06%
						2,139	2,069	1.05%
Air Freight & Logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S + 6.00%	9.81%	6/21/2024	150	$(3)	$(3)	0.00%
Load One Purchaser Corporation	First lien senior secured revolving loan	S + 6.00%	9.81%	6/21/2028	75	6	6	0.00%
Load One Purchaser Corporation	First lien senior secured term loan	S + 6.00%	9.81%	6/21/2028	812	797	798	0.41%
						800	801	0.41%
Auto components
AvCarb, LLC	First lien senior secured delayed draw term loan	L + 6.00%	9.67%	11/12/2026	$665	$222	$222	0.11%
AvCarb, LLC	First lien senior secured revolving loan	L + 6.00%	9.67%	11/12/2026	38	3	3	0.00%
AvCarb, LLC	First lien senior secured term loan	L + 6.00%	9.67%	11/12/2026	496	487	488	0.25%
CCG Acquisition, Inc. (6)	First lien senior secured revolving loan	S + 6.00%	9.81%	5/17/2027	19	—	—	0.00%
CCG Acquisition, Inc.	First lien senior secured term loan	S + 6.00%	9.81%	5/17/2027	426	420	421	0.21%
Raneys, LLC (6)	First lien senior secured revolving loan	S + 5.75%	9.56%	6/7/2027	38	(1)	(1)	0.00%
Raneys, LLC	First lien senior secured term loan	S + 5.75%	9.56%	6/7/2027	421	413	414	0.21%
Vehicle Accessories, Inc.	First lien senior secured revolving loan	P + 4.75%	9.50%	11/30/2026	38	20	20	0.01%
Vehicle Accessories, Inc.	First lien senior secured term loan	S + 5.75%	9.56%	11/30/2026	1,670	1,659	1,663	0.84%
						3,223	3,230	1.63%
Chemicals
AM Buyer, LLC (6)	First lien senior secured revolving loan	S + 6.75%	10.56%	5/1/2025	$111	$(1)	$(1)	0.00%
AM Buyer, LLC	First lien senior secured term loan	S + 6.75%	10.56%	5/1/2025	475	468	470	0.24%
Answer Acquisition, LLC (6)	First lien senior secured revolving loan	L + 5.75%	9.42%	12/30/2026	38	(1)	(1)	0.00%
Answer Acquisition, LLC	First lien senior secured term loan	L + 5.75%	9.42%	12/30/2026	1,703	1,673	1,676	0.85%
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S + 6.50%	10.01%	8/30/2027	45	(1)	(1)	0.00%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S + 6.50%	10.01%	8/30/2027	236	232	232	0.12%
SASE Company, LLC	First lien senior secured term loan	S + 6.00%	9.15%	11/15/2026	1,618	1,591	1,594	0.81%
SASE Company, LLC (6)	First lien senior secured revolving loan	S + 6.00%	9.15%	11/15/2026	38	(1)	(1)	0.00%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	S + 5.00%	8.15%	1/24/2025	324	(4)	(1)	0.00%
Teel Plastics, LLC	First lien senior secured term loan	S + 5.00%	8.15%	1/24/2025	1,792	1,770	1,783	0.90%
USALCO, LLC	First lien senior secured revolving loan	L + 6.00%	9.67%	10/19/2026	100	44	45	0.02%
USALCO, LLC	First lien senior secured term loan	L + 6.00%	9.67%	10/19/2027	1,889	1,872	1,876	0.94%
						7,642	7,671	3.88%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	L + 6.00%	9.67%	12/30/2023	$75	$53	$53	0.03%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	L + 6.00%	9.67%	12/30/2027	38	16	16	0.01%
Alliance Environmental Group, LLC	First lien senior secured term loan	L + 6.00%	9.67%	12/30/2027	1,454	1,428	1,431	0.72%
Edko Acquisition, LLC (8)	First lien senior secured revolving loan	S + 5.75%	9.56%	6/25/2026	38	3	3	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S + 5.75%	9.56%	6/25/2026	1,142	1,122	1,126	0.57%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S + 5.50%	7.55%	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S + 5.50%	7.55%	5/2/2027	1,173	1,151	1,153	0.58%
Gold Medal Holdings, Inc. (9)	First lien senior secured revolving loan	S + 7.00%	10.81%	3/17/2027	50	18	18	0.01%
Gold Medal Holdings, Inc.	First lien senior secured term loan	S + 7.00%	10.81%	3/17/2027	722	712	715	0.36%
Green Monster Acquisition, LLC	First lien senior secured revolving loan	L + 5.50%	9.17%	12/28/2026	38	2	3	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	L + 5.50%	9.17%	12/28/2026	1,179	1,159	1,160	0.59%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S + 6.25%	10.06%	3/31/2028	96	71	71	0.04%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S + 6.25%	10.06%	3/31/2028	60	29	29	0.01%
HLSG Intermediate, LLC	First lien senior secured term loan	S + 6.25%	10.06%	3/31/2028	1,007	995	997	0.50%
Nimlok Company, LLC	First lien senior secured term loan	S + 6.25%	9.41%	11/27/2025	2,685	2,644	2,649	1.34%
Nimlok Company, LLC (6)(10)	First lien senior secured revolving loan	S + 6.25%	9.41%	11/27/2024	320	(3)	(4)	0.00%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S + 6.00%	9.81%	12/27/2026	143	140	141	0.07%
Steel City Wash, LLC	First lien senior secured revolving loan	S + 6.00%	9.81%	12/27/2026	38	11	11	0.01%
Steel City Wash, LLC	First lien senior secured term loan	S + 6.00%	9.81%	12/27/2026	796	782	784	0.40%
						10,333	10,356	5.24%
Construction and engineering
BCI Burke Holding Corp.	First lien senior secured delayed draw term loan	L + 5.50%	9.70%	12/14/2027	$132	$25	$25	0.01%
BCI Burke Holding Corp.	First lien senior secured revolving loan	P + 4.50%	10.75%	12/14/2027	79	24	24	0.01%
BCI Burke Holding Corp.	First lien senior secured term loan	L + 5.50%	9.70%	12/14/2027	910	898	900	0.46%
CPS HVAC Group, LLC (6)	First lien senior secured delayed draw term loan	L + 6.75%	10.42%	12/15/2026	150	(3)	(2)	0.00%
CPS HVAC Group, LLC (11)	First lien senior secured revolving loan	L + 6.75%	10.42%	12/15/2026	38	1	1	0.00%
CPS HVAC Group, LLC	First lien senior secured term loan	L + 6.75%	10.42%	12/15/2026	273	268	268	0.14%
Domino Equipment Company, LLC (6)	First lien senior secured revolving loan	S + 6.25%	9.40%	4/1/2026	79	(1)	(1)	0.00%
Domino Equipment Company, LLC	First lien senior secured term loan	S + 6.25%	9.40%	4/1/2026	576	566	567	0.29%
Highland Acquisition, Inc. (6)	First lien senior secured revolving loan	S + 5.50%	9.31%	3/9/2027	30	(1)	—	0.00%
Highland Acquisition, Inc.	First lien senior secured term loan	S + 5.50%	9.31%	3/9/2027	940	922	924	0.46%
						2,699	2,706	1.37%
Containers and packaging
Innovative FlexPak, LLC	First lien senior secured revolving loan	S + 7.00%	10.81%	1/23/2025	$627	$275	$257	0.13%
Innovative FlexPak, LLC	First lien senior secured term loan	S + 7.00%	10.81%	1/23/2025	2,616	2,582	2,514	1.27%
MRC Keeler Acquisition, LLC	First lien senior secured delayed draw term loan	L + 5.75%	9.42%	12/4/2025	150	73	73	0.04%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
MRC Keeler Acquisition, LLC (6)	First lien senior secured revolving loan	L + 5.75%	9.42%	12/4/2025	$150	$(2)	$(2)	0.00%
MRC Keeler Acquisition, LLC	First lien senior secured term loan	L + 5.75%	9.42%	12/4/2025	952	939	940	0.48%
Vanguard Packaging, LLC	First lien senior secured revolving loan	L + 5.00%	8.01%	8/9/2024	535	122	121	0.06%
Vanguard Packaging, LLC	First lien senior secured term loan	L + 5.00%	8.01%	8/9/2024	1,196	1,189	1,187	0.60%
						5,178	5,090	2.58%
Distributors
RTP Acquisition, LLC (6)	First lien senior secured revolving loan	S + 6.50%	10.31%	8/17/2026	$38	$(1)	$(1)	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S + 6.50%	10.31%	8/17/2026	920	904	906	0.46%
						903	905	0.46%
Diversified consumer services
50Floor, LLC (6)	First lien senior secured revolving loan	L + 5.75%	9.42%	12/31/2025	$199	$(3)	$(2)	0.00%
50Floor, LLC	First lien senior secured term loan	L + 5.75%	9.42%	12/31/2026	953	939	940	0.48%
ACES Intermediate, LLC (6)	First lien senior secured revolving loan	S + 5.50%	8.29%	7/27/2027	150	(3)	(3)	0.00%
ACES Intermediate, LLC	First lien senior secured term loan	S + 5.50%	8.29%	7/27/2027	1,891	1,854	1,854	0.94%
Groundworks Operations, LLC	First lien senior secured delayed draw term loan	L + 5.00%	7.08%	1/17/2026	1,870	1,817	1,825	0.92%
Groundworks Operations, LLC	First lien senior secured term loan	L + 5.00%	7.08%	1/17/2026	2,485	2,454	2,467	1.24%
Groundworks Operations, LLC (6)	First lien senior secured revolving loan	L + 5.00%	7.08%	1/17/2026	387	(4)	(3)	0.00%
Home Brands Group Holdings, Inc. (6)	First lien senior secured revolving loan	L + 4.75%	7.56%	11/8/2026	48	(1)	(1)	0.00%
Home Brands Group Holdings, Inc.	First lien senior secured term loan	L + 4.75%	7.56%	11/8/2026	2,020	1,984	1,989	1.01%
ISSA, LLC	First lien senior secured revolving loan	S + 6.00%	9.81%	3/1/2027	131	77	77	0.04%
ISSA, LLC	First lien senior secured term loan	S + 6.00%	9.81%	3/1/2027	924	910	911	0.46%
Juniper Landscaping Holdings LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	9.67%	12/29/2026	88	(1)	(1)	0.00%
Juniper Landscaping Holdings LLC (6)(12)	First lien senior secured revolving loan	L + 6.00%	9.67%	12/29/2026	44	(1)	(1)	0.00%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	L + 6.00%	9.67%	12/29/2026	1,317	1,297	1,299	0.66%
Kalkomey Enterprises, LLC (6)	First lien senior secured revolving loan	L + 6.75%	10.42%	4/24/2025	77	(1)	(1)	0.00%
Kalkomey Enterprises, LLC	First lien senior secured term loan	L + 6.75%	10.42%	4/24/2026	1,052	1,034	1,040	0.53%
PPW Acquisition, LLC	First lien senior secured revolving loan	L + 6.00%	9.67%	9/30/2026	38	5	5	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	L + 6.00%	9.67%	9/30/2026	606	596	597	0.30%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	L + 6.00%	9.67%	3/23/2026	1,071	511	512	0.26%
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	L + 6.00%	9.67%	3/23/2026	131	125	125	0.06%
United Land Services Opco Parent, LLC	First lien senior secured term loan	L + 6.00%	9.67%	3/23/2026	303	299	299	0.15%
Yard-Nique, Inc (6)	First lien senior secured delayed draw term loan	S + 5.00%	8.71%	8/3/2024	150	(2)	(2)	0.00%
Yard-Nique, Inc	First lien senior secured revolving loan	S + 5.00%	8.71%	4/20/2026	19	6	6	0.00%
Yard-Nique, Inc	First lien senior secured term loan	S + 5.00%	8.71%	4/30/2026	406	400	400	0.20%
						14,292	14,332	7.25%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Electrical equipment
AEP Passion Intermediate Holdings, Inc.	First lien senior secured delayed draw term loan	L + 5.50%	8.62%	10/5/2027	$71	$28	$28	0.01%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured revolving loan	L + 5.50%	8.62%	10/5/2027	48	28	28	0.01%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured term loan	L + 5.50%	8.62%	10/5/2027	1,284	1,267	1,269	0.65%
						1,323	1,325	0.67%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S + 5.00%	8.15%	11/22/2025	$324	$(4)	$(2)	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S + 5.00%	8.15%	11/22/2025	1,202	1,187	1,196	0.61%
ITSavvy LLC (6)	First lien senior secured delayed draw term loan	S + 5.50%	9.01%	8/8/2024	75	(1)	(1)	0.00%
ITSavvy LLC (6)	First lien senior secured revolving loan	S + 5.50%	9.01%	8/8/2028	38	—	—	0.00%
ITSavvy LLC	First lien senior secured term loan	S + 5.50%	9.01%	8/8/2028	678	671	671	0.34%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	L + 5.50%	8.62%	10/18/2026	119	102	102	0.05%
Nelson Name Plate Company	First lien senior secured revolving loan	L + 5.50%	8.62%	10/18/2026	90	15	15	0.01%
Nelson Name Plate Company	First lien senior secured term loan	L + 5.50%	8.62%	10/18/2026	770	757	758	0.38%
						2,727	2,739	1.39%
Food and staples retailing
Engelman Baking Co., LLC	First lien senior secured revolving loan	L + 5.75%	8.87%	2/28/2025	$207	$30	$30	0.02%
Engelman Baking Co., LLC	First lien senior secured term loan	L + 5.75%	8.87%	2/28/2025	715	702	704	0.36%
Mad Rose Company, LLC (13)	First lien senior secured revolving loan	L + 6.25%	9.09%	5/7/2026	119	20	21	0.01%
Mad Rose Company, LLC	First lien senior secured term loan	L + 6.25%	9.09%	5/7/2026	933	917	920	0.47%
Main Street Gourmet, LLC (6)	First lien senior secured delayed draw term loan	L + 5.75%	9.42%	11/10/2025	666	(8)	(7)	0.00%
Main Street Gourmet, LLC	First lien senior secured revolving loan	L + 5.75%	9.42%	11/10/2025	38	18	18	0.01%
Main Street Gourmet, LLC	First lien senior secured term loan	L + 5.75%	9.42%	11/10/2025	1,124	1,110	1,112	0.54%
NutriScience Innovations, LLC (6)(14)	First lien senior secured revolving loan	L + 7.00%	10.67%	4/21/2026	131	(2)	(2)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	L + 7.00%	10.67%	4/21/2026	478	471	471	0.24%
Qin's Buffalo, LLC (6)	First lien senior secured delayed draw term loan	S + 5.75%	9.56%	5/5/2024	75	(1)	(1)	0.00%
Qin's Buffalo, LLC	First lien senior secured revolving loan	S + 5.75%	9.56%	5/5/2027	38	7	7	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S + 5.75%	9.56%	5/5/2027	538	527	529	0.27%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S + 5.50%	8.65%	11/24/2026	38	14	14	0.01%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S + 5.50%	8.65%	11/24/2026	413	405	406	0.21%
						4,210	4,222	2.14%
Food products
Icelandirect, LLC	First lien senior secured revolving loan	L + 6.00%	8.25%	7/30/2026	$38	$35	$35	0.02%
Icelandirect, LLC	First lien senior secured term loan	L + 6.00%	8.25%	7/30/2026	686	675	676	0.34%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	L + 5.25%	8.92%	4/30/2027	174	172	169	0.09%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	L + 5.25%	8.92%	4/30/2027	809	798	786	0.40%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Sun Orchard, LLC (6)	First lien senior secured revolving loan	S + 5.25%	9.06%	7/8/2027	$113	$(2)	$(2)	0.00%
Sun Orchard, LLC	First lien senior secured term loan	S + 5.25%	9.06%	7/8/2027	2,079	2,039	2,043	1.03%
						3,717	3,707	1.88%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	L + 6.25%	9.37%	12/30/2026	$112	$111	$108	0.05%
Hydromax USA, LLC	First lien senior secured revolving loan	L + 6.25%	9.37%	12/30/2026	228	157	151	0.08%
Hydromax USA, LLC	First lien senior secured term loan	L + 6.25%	9.37%	12/30/2026	1,237	1,221	1,192	0.60%
						1,489	1,451	0.73%
Health care equipment and supplies
626 Holdings Equity, LLC	First lien senior secured delayed draw term loan	S + 5.25%	8.41%	2/14/2028	$315	$92	$92	0.05%
626 Holdings Equity, LLC	First lien senior secured revolving loan	P + 4.25%	10.50%	2/14/2027	75	40	40	0.02%
626 Holdings Equity, LLC	First lien senior secured term loan	S + 5.25%	8.41%	2/14/2028	886	869	871	0.42%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	L + 6.50%	8.06%	3/30/2026	665	207	208	0.11%
EMSAR Acquisition LLC	First lien senior secured revolving loan	L + 6.50%	8.06%	3/30/2026	134	118	118	0.06%
EMSAR Acquisition LLC	First lien senior secured term loan	L + 6.50%	8.06%	3/30/2026	640	630	631	0.32%
Medical Technology Associates, Inc. (6)	First lien senior secured revolving loan	S + 6.00%	9.81%	7/25/2028	38	(1)	(1)	0.00%
Medical Technology Associates, Inc.	First lien senior secured term loan	S + 6.00%	9.81%	7/25/2028	404	396	396	0.20%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	L + 6.75%	10.42%	4/8/2025	67	53	53	0.03%
Reliable Medical Supply LLC	First lien senior secured revolving loan	L + 6.75%	10.42%	4/8/2025	138	39	40	0.02%
Reliable Medical Supply LLC	First lien senior secured term loan	L + 6.75%	10.42%	4/8/2025	753	739	744	0.38%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	L + 6.50%	8.58%	1/20/2026	396	273	276	0.14%
SCA Buyer, LLC	First lien senior secured revolving loan	L + 6.50%	8.58%	1/20/2026	133	77	77	0.04%
SCA Buyer, LLC	First lien senior secured term loan	L + 6.50%	8.58%	1/20/2026	758	747	747	0.38%
Spectrum Solutions, LLC (6)	First lien senior secured revolving loan	L + 6.00%	9.12%	3/5/2026	267	(4)	(9)	0.00%
Spectrum Solutions, LLC	First lien senior secured term loan	L + 6.00%	9.12%	3/5/2026	537	528	519	0.26%
						4,803	4,802	2.43%
Health care providers and services
Agility Intermediate, Inc. (6)	First lien senior secured delayed draw term loan	L + 6.50%	9.38%	4/15/2026	$401	$(6)	$(5)	0.00%
Agility Intermediate, Inc.	First lien senior secured revolving loan	L + 6.50%	9.38%	4/15/2026	134	25	25	0.01%
Agility Intermediate, Inc.	First lien senior secured term loan	L + 6.50%	9.38%	4/15/2026	243	239	239	0.12%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S + 6.50%	9.34%	4/22/2024	559	453	455	0.23%
Apex Dental Partners, LLC	First lien senior secured revolving loan	S + 6.50%	9.34%	11/23/2025	150	13	13	0.01%
Apex Dental Partners, LLC	First lien senior secured term loan	S + 6.50%	9.34%	11/23/2025	623	613	614	0.31%
ASC Ortho Management, LLC	First lien senior secured delayed draw term loan	L + 6.00%	9.67%	12/31/2026	360	241	242	0.12%
ASC Ortho Management, LLC (6)	First lien senior secured revolving loan	L + 6.00%	9.67%	12/31/2026	38	(1)	(1)	0.00%
ASC Ortho Management, LLC	First lien senior secured term loan	L + 6.00%	9.67%	12/31/2026	520	511	512	0.26%
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	L + 6.00%	9.67%	1/21/2025	678	672	653	0.33%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
ASP Global Acquisition, LLC (6)	First lien senior secured revolving loan	L + 6.00%	9.67%	1/21/2025		$485	$(4)	$(18)	(0.01)%
ASP Global Acquisition, LLC	First lien senior secured term loan	L + 6.00%	9.67%	1/21/2025		2,781	2,749	2,679	1.36%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S + 6.00%	8.89%	12/14/2025		840	760	761	0.39%
Beacon Oral Specialists Management LLC	First lien senior secured revolving loan	S + 6.00%	8.89%	12/14/2025		188	68	69	0.03%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S + 6.00%	8.89%	12/14/2025		943	928	931	0.47%
Behavior Frontiers, LLC (15)	First lien senior secured revolving loan	S + 7.50%	11.31%	5/21/2026		38	18	15	0.01%
Behavior Frontiers, LLC	First lien senior secured term loan	S + 7.50%	11.31%	5/21/2026		656	644	597	0.30%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured delayed draw term loan	S + 5.50%	9.19%	6/7/2024		188	(3)	(3)	0.00%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S + 5.50%	9.19%	6/7/2026		38	(1)	(1)	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S + 5.50%	9.19%	6/7/2026		826	813	815	0.41%
Brightview, LLC	First lien senior secured delayed draw term loan	L + 5.75%	8.63%	12/14/2026		107	21	22	0.01%
Brightview, LLC (6)	First lien senior secured revolving loan	L + 5.75%	8.63%	12/14/2026		52	(1)	—	0.00%
Brightview, LLC	First lien senior secured term loan	L + 5.75%	8.63%	12/14/2026		694	685	688	0.35%
Change Academy at Lake of the Ozarks, LLC (6)	First lien senior secured revolving loan	S + 5.50%	9.20%	8/2/2027		113	(2)	(2)	0.00%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S + 5.50%	9.20%	8/2/2027		1,773	1,739	1,739	0.88%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured delayed draw term loan	C + 7.00%	11.18%	3/19/2026	C$	498	211	187	0.09%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	C + 7.00%	11.18%	3/19/2026	C$	267	204	186	0.10%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured term loan	C + 7.00%	11.18%	3/19/2026	C$	225	176	158	0.08%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	C + 7.00%	11.18%	3/19/2026		107	105	104	0.05%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S + 5.75%	8.90%	6/10/2026		243	163	166	0.08%
Community Care Partners, LLC (6)	First lien senior secured revolving loan	S + 5.75%	8.90%	6/10/2026		75	(1)	(1)	0.00%
Community Care Partners, LLC	First lien senior secured term loan	S + 5.75%	8.90%	6/10/2026		956	944	948	0.48%
Dermatology Medical Partners OpCo, LLC	First lien senior secured delayed draw term loan	L + 6.50%	9.31%	10/29/2026		97	31	31	0.02%
Dermatology Medical Partners OpCo, LLC	First lien senior secured revolving loan	L + 6.50%	9.31%	10/29/2026		38	16	16	0.01%
Dermatology Medical Partners OpCo, LLC	First lien senior secured term loan	L + 6.50%	9.31%	10/29/2026		322	315	316	0.16%
EH Management Company, LLC	First lien senior secured revolving loan	P + 4.50%	10.75%	7/15/2026		38	22	22	0.01%
EH Management Company, LLC	First lien senior secured term loan	S + 5.50%	9.31%	7/15/2026		972	956	959	0.49%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S + 6.00%	9.81%	12/21/2025		300	(5)	(4)	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S + 6.00%	9.81%	12/21/2025		945	930	931	0.47%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S + 7.75%	11.56%	10/22/2026		1,544	1,509	1,495	0.76%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S + 7.75%	11.56%	10/22/2026		333	167	164	0.08%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S + 7.75%	11.56%	10/22/2026		38	3	3	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S + 6.00%	9.15%	12/14/2023		500	470	472	0.24%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S + 6.00%	9.15%	8/20/2026		23	—	—	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S + 6.00%	9.15%	8/20/2026		522	513	517	0.26%
IPC Pain Acquistion, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	9.15%	5/19/2024		278	(3)	(3)	0.00%
IPC Pain Acquistion, LLC (6)	First lien senior secured revolving loan	S + 6.00%	9.15%	5/19/2027		$25	$—	$—	0.00%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
IPC Pain Acquistion, LLC	First lien senior secured term loan	S + 6.00%	9.15%	5/19/2027	177	175	175	0.09%
Network Partners Acquisition, LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	9.67%	12/30/2026	113	(2)	(2)	0.00%
Network Partners Acquisition, LLC (6)	First lien senior secured revolving loan	L + 6.00%	9.67%	12/30/2026	38	(1)	(1)	0.00%
Network Partners Acquisition, LLC	First lien senior secured term loan	L + 6.00%	9.67%	12/30/2026	393	386	387	0.20%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S + 6.50%	9.34%	5/2/2024	886	571	572	0.29%
Peak Dental Services, LLC	First lien senior secured revolving loan	S + 6.50%	9.34%	12/31/2025	133	48	49	0.02%
Peak Dental Services, LLC	First lien senior secured term loan	S + 6.50%	9.34%	12/31/2025	587	577	579	0.29%
Peak Investment Holdings, LLC	First lien senior secured delayed draw term loan	L + 7.00%	11.17%	12/6/2024	603	12	7	0.00%
Peak Investment Holdings, LLC (6)	First lien senior secured revolving loan	L + 7.00%	11.17%	12/6/2024	324	(3)	(6)	0.00%
Peak Investment Holdings, LLC	First lien senior secured term loan	L + 7.00%	11.17%	12/6/2024	1,291	1,277	1,266	0.64%
Pentec Acquisition Corp. (6)	First lien senior secured revolving loan	L + 6.00%	9.12%	10/8/2026	75	(1)	(1)	0.00%
Pentec Acquisition Corp.	First lien senior secured term loan	L + 6.00%	9.12%	10/8/2026	998	982	990	0.50%
Propio LS, LLC	First lien senior secured revolving loan	S + 5.50%	8.30%	8/2/2027	75	30	30	0.02%
Propio LS, LLC	First lien senior secured term loan	S + 5.50%	8.30%	8/2/2027	1,196	1,173	1,173	0.59%
Revival Animal Health, LLC	First lien senior secured revolving loan	S + 6.50%	10.31%	4/6/2026	131	30	30	0.02%
Revival Animal Health, LLC	First lien senior secured term loan	S + 6.50%	10.31%	4/6/2026	1,024	1,008	1,010	0.51%
RQM Buyer, Inc.	First lien senior secured term loan	S + 5.50%	9.31%	8/12/2026	1,697	1,671	1,684	0.85%
RQM Buyer, Inc.	First lien senior secured delayed draw term loan	S + 5.50%	9.31%	8/12/2026	84	83	84	0.04%
RQM Buyer, Inc. (6)	First lien senior secured revolving loan	S + 5.50%	9.31%	8/12/2026	206	(3)	(2)	0.00%
Sage Dental Management, LLC (6)	First lien senior secured revolving loan	S + 5.25%	8.26%	4/1/2024	75	(1)	—	0.00%
Sage Dental Management, LLC	First lien senior secured term loan	S + 5.25%	8.26%	4/1/2024	949	942	943	0.48%
SAMGI Buyer, Inc. (6)	First lien senior secured revolving loan	L + 5.50%	9.17%	4/14/2025	138	(2)	(2)	0.00%
SAMGI Buyer, Inc.	First lien senior secured term loan	L + 5.50%	9.17%	4/14/2025	876	863	866	0.44%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S + 5.50%	8.65%	12/15/2023	1,427	1,402	1,413	0.72%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured revolving loan	S + 5.50%	8.65%	9/25/2025	256	(5)	(3)	0.00%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S + 5.50%	8.65%	9/25/2025	941	926	932	0.47%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S + 6.25%	9.40%	10/29/2026	179	149	149	0.08%
Signature Dental Partners LLC	First lien senior secured revolving loan	P + 5.25%	11.50%	10/29/2026	38	18	18	0.01%
Signature Dental Partners LLC	First lien senior secured term loan	S + 6.25%	9.40%	10/29/2026	863	847	848	0.43%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S + 6.00%	9.81%	8/30/2024	235	231	227	0.11%
Silver Falls MSO, LLC	First lien senior secured term loan	S + 6.00%	9.81%	8/30/2024	1,294	1,278	1,259	0.64%
SimiTree Acquisition LLC	First lien senior secured delayed draw term loan	S + 6.50%	9.34%	5/17/2026	880	865	871	0.44%
SimiTree Acquisition LLC (6)	First lien senior secured revolving loan	S + 6.50%	9.34%	5/17/2026	178	(3)	(2)	0.00%
SimiTree Acquisition LLC	First lien senior secured term loan	S + 6.50%	9.34%	5/17/2026	1,230	1,212	1,217	0.62%
SIMKO Merger Sub, LLC	First lien senior secured delayed draw term loan	S + 6.00%	9.81%	4/7/2024	188	64	64	0.03%
SIMKO Merger Sub, LLC	First lien senior secured revolving loan	S + 6.00%	9.81%	4/7/2027	56	6	7	0.00%
SIMKO Merger Sub, LLC	First lien senior secured term loan	S + 6.00%	9.81%	4/7/2027	$659	$647	$648	0.33%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S + 6.25%	10.06%	12/30/2025	523	320	320	0.16%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S + 6.25%	10.06%	12/30/2025	225	199	199	0.10%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S + 6.25%	10.06%	12/30/2025	864	850	852	0.43%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S + 6.00%	9.81%	4/8/2024	190	112	112	0.06%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S + 6.00%	9.81%	1/27/2026	171	76	77	0.04%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S + 6.00%	9.81%	1/27/2026	1,358	1,335	1,348	0.68%
Southern Sports Medicine Partners, LLC	First lien senior secured delayed draw term loan	S + 6.00%	9.81%	2/23/2027	171	29	29	0.01%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S + 6.00%	9.81%	2/23/2027	60	10	11	0.01%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S + 6.00%	9.81%	2/23/2027	639	631	632	0.32%
Varsity DuvaSawko Operating Corp. (6)	First lien senior secured revolving loan	L + 6.00%	9.67%	11/27/2024	474	(4)	(3)	0.00%
Varsity DuvaSawko Operating Corp.	First lien senior secured term loan	L + 6.00%	9.67%	11/27/2024	2,676	2,651	2,656	1.31%
Vital Care Buyer, LLC (6)	First lien senior secured revolving loan	L + 5.75%	9.42%	10/19/2025	580	(6)	(6)	0.00%
Vital Care Buyer, LLC	First lien senior secured term loan	L + 5.75%	9.42%	10/19/2025	909	899	900	0.46%
Western Veterinary Partners, LLC	First lien senior secured delayed draw term loan	S + 6.50%	10.31%	10/29/2026	509	433	435	0.22%
Western Veterinary Partners, LLC	First lien senior secured revolving loan	S + 6.50%	10.31%	10/29/2026	24	5	5	0.00%
Western Veterinary Partners, LLC	First lien senior secured term loan	S + 6.50%	10.31%	10/29/2026	1,318	1,296	1,303	0.66%
						44,188	44,055	22.29%
Health care technology
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S + 5.75%	8.48%	7/29/2024	$117	$(1)	$(1)	0.00%
AHR Intermediate, Inc	First lien senior secured revolving loan	S + 5.75%	8.48%	7/29/2027	150	12	14	0.01%
AHR Intermediate, Inc	First lien senior secured term loan	S + 5.75%	8.48%	7/29/2027	1,461	1,444	1,447	0.72%
Millennia Patient Services, LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	9.67%	3/8/2026	267	(4)	(3)	0.00%
Millennia Patient Services, LLC	First lien senior secured revolving loan	L + 6.00%	9.67%	3/8/2026	134	10	10	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	L + 6.00%	9.67%	3/8/2026	993	978	979	0.50%
Spear Education, LLC	First lien senior secured revolving loan	L + 5.75%	9.42%	2/26/2025	414	108	104	0.05%
Spear Education, LLC	First lien senior secured term loan	L + 5.75%	9.42%	2/26/2025	855	851	842	0.43%
						3,398	3,392	1.72%
Household durables
Storm Smart Buyer LLC (6)	First lien senior secured revolving loan	L + 6.00%	9.67%	4/5/2026	$131	$(2)	$(2)	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	L + 6.00%	9.67%	4/5/2026	910	897	898	0.45%
Trademark Global, LLC (6)	First lien senior secured delayed draw term loan	L + 6.25%	9.37%	7/30/2024	61	—	(3)	0.00%
Trademark Global, LLC	First lien senior secured revolving loan	L + 6.25%	9.37%	7/30/2024	113	108	103	0.05%
Trademark Global, LLC	First lien senior secured term loan	L + 6.25%	9.37%	7/30/2024	1,820	1,815	1,732	0.88%
						2,818	2,728	1.38%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	L + 6.50%	9.31%	12/18/2025	$188	$67	$68	0.03%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	L + 6.50%	9.31%	12/18/2025	2,522	2,478	2,485	1.26%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
DealerOn Inc. (6)	First lien senior secured revolving loan	S + 5.50%	8.65%	11/19/2024	314	(3)	(2)	0.00%
DealerOn Inc.	First lien senior secured term loan	S + 5.50%	8.65%	11/19/2024	1,606	1,588	1,596	0.81%
						4,130	4,147	2.10%
IT services
ARC Healthcare Technologies, LLC (6)	First lien senior secured delayed draw term loan	S + 5.25%	8.19%	6/22/2024	$188	$(2)	$(2)	0.00%
ARC Healthcare Technologies, LLC (6)	First lien senior secured revolving loan	S + 5.25%	8.19%	6/22/2025	75	(1)	(1)	0.00%
ARC Healthcare Technologies, LLC	First lien senior secured term loan	S + 5.25%	8.19%	6/22/2025	1,414	1,397	1,400	0.71%
E-Phoenix Acquisition Co. Inc. (6)	First lien senior secured revolving loan	L + 5.75%	9.42%	6/23/2027	75	(1)	(1)	0.00%
E-Phoenix Acquisition Co. Inc.	First lien senior secured term loan	L + 5.75%	9.42%	6/23/2027	1,434	1,419	1,422	0.72%
FreshAddress, LLC (6)	First lien senior secured revolving loan	L + 5.25%	8.92%	10/5/2025	30	—	—	0.00%
FreshAddress, LLC	First lien senior secured term loan	L + 5.25%	8.92%	10/5/2025	1,693	1,674	1,676	0.84%
P and R Dental Strategies, LLC (6)	First lien senior secured revolving loan	L + 6.50%	9.62%	12/22/2026	23	—	—	0.00%
P and R Dental Strategies, LLC	First lien senior secured term loan	L + 6.50%	9.62%	12/22/2026	655	644	645	0.33%
						5,130	5,139	2.60%
Leisure equipment and products
MacNeill Pride Group Corp.	First lien senior secured delayed draw term loan	L + 6.25%	10.06%	4/22/2026	$501	$453	$453	0.23%
MacNeill Pride Group Corp.	First lien senior secured revolving loan	L + 6.25%	10.06%	4/22/2026	287	163	164	0.08%
MacNeill Pride Group Corp.	First lien senior secured term loan	L + 6.25%	10.06%	4/22/2026	869	862	867	0.44%
Performance PowerSports Group Purchaser, Inc.	First lien senior secured revolving loan	P + 4.75%	9.50%	10/8/2026	56	35	35	0.02%
Performance PowerSports Group Purchaser, Inc.	First lien senior secured term loan	S + 5.75%	8.91%	10/8/2026	1,791	1,759	1,758	0.89%
						3,272	3,277	1.66%
Leisure products
PHGP MB Purchaser, Inc. (6)	First lien senior secured delayed draw term loan	S + 6.00%	9.15%	5/20/2024	$113	$(2)	$(2)	0.00%
PHGP MB Purchaser, Inc.	First lien senior secured revolving loan	P + 5.00%	10.50%	5/20/2027	75	23	23	0.01%
PHGP MB Purchaser, Inc.	First lien senior secured term loan	S + 6.00%	9.15%	5/20/2027	1,106	1,085	1,087	0.55%
						1,106	1,108	0.56%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	L + 5.25%	8.92%	5/3/2026	$267	$(4)	$(4)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	L + 5.25%	8.92%	5/3/2026	1,106	$1,089	$1,091	0.55%
						1,085	1,087	0.55%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	L + 6.25%	8.08%	4/30/2026	$173	$49	$50	0.03%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	L + 6.25%	8.08%	4/30/2026	938	923	925	0.47%
DNS IMI Acquisition Corp (6)	First lien senior secured delayed draw term loan	L + 5.75%	9.42%	11/23/2026	75	(1)	(1)	0.00%
DNS IMI Acquisition Corp	First lien senior secured revolving loan	P + 4.75%	11.00%	11/23/2026	$56	$10	$10	0.01%
DNS IMI Acquisition Corp	First lien senior secured term loan	L + 5.75%	9.42%	11/23/2026	1,653	1,624	1,627	0.81%
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	8.73%	6/21/2024	49	—	—	0.00%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Double E Company, LLC	First lien senior secured revolving loan	S + 6.00%	8.73%	6/21/2028		66	9	9	0.00%
Double E Company, LLC	First lien senior secured term loan	S + 6.00%	8.73%	6/21/2028		1,052	1,042	1,044	0.53%
							3,656	3,664	1.85%
Media
ALM Media, LLC (6)(16)	First lien senior secured revolving loan	L + 6.50%	9.31%	11/25/2024		$971	$(10)	$(10)	(0.01)%
ALM Media, LLC	First lien senior secured term loan	L + 6.50%	9.31%	11/25/2024		2,507	2,476	2,477	1.25%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	L + 6.00%	8.88%	12/9/2026		225	139	139	0.07%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	L + 6.00%	8.88%	12/9/2026		23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	L + 6.00%	8.88%	12/9/2026		628	617	618	0.31%
Infolinks Media Buyco, LLC (6)	First lien senior secured delayed draw term loan	L + 5.75%	9.42%	11/1/2026		39	—	—	0.00%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	L + 5.75%	9.42%	11/1/2026		38	(1)	(1)	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	L + 5.75%	9.42%	11/1/2026		1,155	1,136	1,137	0.58%
The Channel Company, LLC	First lien senior secured term loan	S + 5.50%	9.31%	11/1/2027		2,353	2,316	2,325	1.18%
The Channel Company, LLC	First lien senior secured revolving loan	S + 5.50%	9.31%	11/1/2027		62	3	3	0.00%
							6,676	6,688	3.38%
Metals and mining
Copperweld Group, Inc.	First lien senior secured revolving loan	S + 5.50%	9.31%	9/27/2024		$456	$142	$145	0.07%
Copperweld Group, Inc.	First lien senior secured term loan	S + 5.50%	9.31%	9/27/2024		2,141	2,110	2,125	1.08%
							2,252	2,270	1.15%
Personal products
Cosmetic Solutions, LLC	First lien senior secured delayed draw term loan	L + 5.75%	9.42%	10/17/2025		$365	$361	$361	0.18%
Cosmetic Solutions, LLC (6)	First lien senior secured revolving loan	L + 5.75%	9.42%	10/17/2025		344	(4)	(3)	0.00%
Cosmetic Solutions, LLC	First lien senior secured term loan	L + 5.75%	9.42%	10/17/2025		2,775	2,740	2,747	1.39%
							3,097	3,105	1.57%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C + 5.75%	8.43%	7/23/2026		$75	$(1)	$(1)	0.00%
Bio Agri Mix Holdings Inc. (7)	First lien senior secured term loan	C + 5.75%	8.43%	7/23/2026	C$	1,247	975	890	0.45%
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C + 5.75%	8.43%	7/23/2026	C$	30	—	—	0.00%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	L + 5.25%	8.13%	9/22/2026		300	111	111	0.06%
Formulated Buyer, LLC	First lien senior secured revolving loan	L + 5.25%	8.13%	9/22/2026		188	53	54	0.03%
Formulated Buyer, LLC	First lien senior secured term loan	L + 5.25%	8.13%	9/22/2026		462	454	455	0.23%
Maxor National Pharmacy Services, LLC	First lien senior secured term loan	L + 5.50%	9.17%	12/6/2027		1,791	1,769	1,762	0.88%
Maxor National Pharmacy Services, LLC (6)	First lien senior secured revolving loan	L + 5.50%	9.17%	12/6/2027		84	(1)	(1)	0.00%
							$3,360	$3,270	1.65%
Professional services
Stax Holding Company, LLC (6)(17)	First lien senior secured revolving loan	L + 5.25%	8.92%	10/29/2026		$60	$(1)	$(1)	0.00%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Stax Holding Company, LLC	First lien senior secured term loan	L + 5.25%	8.92%	10/29/2026	819	809	810	0.41%
						808	809	0.41%
Real estate management and development
BBG Intermediate Holdings, Inc. (18)	First lien senior secured revolving loan	S + 6.25%	10.06%	1/8/2026	$233	$80	$81	0.04%
BBG Intermediate Holdings, Inc.	First lien senior secured term loan	S + 6.25%	10.06%	1/8/2026	1,889	1,860	1,869	0.95%
MetaSource, LLC (6)	First lien senior secured delayed draw term loan	S + 6.25%	9.40%	5/17/2024	49	—	—	0.00%
MetaSource, LLC	First lien senior secured revolving loan	S + 6.25%	9.40%	5/17/2027	75	14	14	0.01%
MetaSource, LLC	First lien senior secured term loan	S + 6.25%	9.40%	5/17/2027	939	929	932	0.47%
						2,883	2,896	1.47%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP (6)	First lien senior secured revolving loan	L + 5.25%	8.92%	9/2/2026	$45	$(1)	$(1)	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	L + 5.25%	8.92%	9/2/2026	723	711	713	0.36%
						710	712	0.36%
Software
Affinitiv, Inc. (6)	First lien senior secured revolving loan	S + 6.50%	10.91%	8/26/2024	$248	$(2)	$(1)	0.00%
Affinitiv, Inc.	First lien senior secured term loan	S + 6.50%	10.91%	8/26/2024	2,265	2,241	2,253	1.14%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S + 5.75%	9.56%	6/21/2027	110	(1)	(1)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S + 5.75%	9.56%	6/21/2027	3,750	3,720	3,721	1.88%
						5,958	5,972	3.02%
Specialty retail
Dykstra's Auto, LLC	First lien senior secured delayed draw term loan	L + 5.25%	7.98%	10/22/2026	$187	$167	$167	0.08%
Dykstra's Auto, LLC	First lien senior secured revolving loan	L + 5.25%	7.98%	10/22/2026	38	11	11	0.01%
Dykstra's Auto, LLC	First lien senior secured term loan	L + 5.25%	7.98%	10/22/2026	493	483	484	0.24%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S + 6.00%	9.81%	12/22/2026	449	254	253	0.13%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	S + 6.00%	9.81%	12/22/2026	38	14	14	0.01%
Kaizen Auto Care, LLC	First lien senior secured term loan	S + 6.00%	9.81%	12/22/2026	844	829	831	0.42%
Leonard Group, Inc. (6)	First lien senior secured revolving loan	S + 6.00%	9.81%	2/26/2026	234	(6)	(2)	0.00%
Leonard Group, Inc.	First lien senior secured term loan	S + 6.00%	9.81%	2/26/2026	1,722	1,699	1,710	0.86%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	L + 6.50%	9.62%	11/16/2027	63	(1)	(1)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	L + 6.50%	9.62%	11/16/2027	1,361	1,340	1,342	0.68%
Soccer Post Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S + 5.75%	8.76%	6/30/2027	38	(1)	(1)	0.00%
Soccer Post Acquisition, LLC	First lien senior secured revolving loan	S + 5.75%	8.76%	6/30/2027	38	14	14	0.01%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S + 5.75%	8.76%	6/30/2027	707	695	696	0.35%
						5,498	5,518	2.79%
Trading companies and distributors
AFC Industries, Inc.	First lien senior secured delayed draw term loan	L + 6.25%	8.07%	12/20/2023	$128	$106	$106	0.05%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	L + 6.25%	8.07%	4/9/2027	352	348	350	0.18%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AFC Industries, Inc. (19)	First lien senior secured revolving loan	L + 6.25%	8.07%	10/9/2026	131	89	90	0.05%
AFC Industries, Inc.	First lien senior secured term loan	L + 6.25%	8.07%	4/9/2027	743	734	737	0.37%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	L + 5.75%	8.87%	10/31/2025	1,039	562	569	0.29%
Banner Buyer, LLC	First lien senior secured revolving loan	L + 5.75%	8.87%	10/31/2025	370	169	170	0.09%
Banner Buyer, LLC	First lien senior secured term loan	L + 5.75%	8.87%	10/31/2025	1,375	1,360	1,366	0.69%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S + 5.50%	8.51%	1/17/2025	439	340	340	0.17%
Empire Equipment Company, LLC	First lien senior secured term loan	S + 5.50%	8.51%	1/17/2025	1,548	1,529	1,532	0.76%
Montway LLC (6)	First lien senior secured delayed draw term loan	L + 6.25%	9.92%	11/4/2025	675	(9)	(9)	0.00%
Montway LLC (6)	First lien senior secured revolving loan	L + 6.25%	9.92%	11/4/2025	150	(2)	(2)	0.00%
Montway LLC	First lien senior secured term loan	L + 6.25%	9.92%	11/4/2025	717	707	707	0.36%
Shearer Supply, LLC (6)	First lien senior secured revolving loan	S + 5.25%	9.06%	9/17/2027	113	(2)	(2)	0.00%
Shearer Supply, LLC	First lien senior secured term loan	S + 5.25%	9.06%	9/17/2027	924	908	910	0.46%
Triad Technologies, LLC	First lien senior secured revolving loan	L + 4.75%	7.63%	10/31/2025	314	153	154	0.08%
Triad Technologies, LLC	First lien senior secured term loan	L + 4.75%	7.63%	10/31/2025	934	923	926	0.47%
						7,915	7,944	4.02%
Water utilities
Diamondback Buyer, LLC	First lien senior secured revolving loan	L + 5.25%	8.92%	7/22/2026	$75	$18	$18	0.01%
Diamondback Buyer, LLC	First lien senior secured term loan	L + 5.25%	8.92%	7/22/2026	848	835	838	0.42%
						853	856	0.43%
Total non-controlled/non-affiliated senior secured debt						$174,271	$174,043	88.07%

Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	19.50%	7/17/2025		$11	$11	0.01%
Shearer Supply, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	19.50%	3/17/2028		5	5	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes						16	16	0.01%
Total non-controlled/non-affiliated investments						$174,287	$174,059	88.08%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (20)(21)	Equity - 1.38% membership interest					$7,049	$10,308	5.22%
Twin Brook Segregated Equity Holdings, LLC (20)(21)	Equity - 3.35% membership interest					14	19	0.01%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Total non-controlled/affiliated investments						$7,063	$10,327	5.23%
Total investments						$181,350	$184,386	93.31%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
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
(5)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR” or “L”), the Term Secured Overnight Financing Rate (“Term SOFR” or S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of September 30, 2022, the reference rates for the floating rate loans were the 1 Month L of 3.14%, 3 Month L of 3.76%, 6 Month L of 4.23%, 3 Month CDOR of 4.20%, Term SOFR of 2.98% and the Prime Rate of 6.25%.

(6)
Represents revolvers and delayed draw term loans where the entire balance is unfunded as of September 30, 2022. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.

(7)
Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2022, non-qualifying assets represented approximately 2.95% of the total assets of the Company.

(8)	Principal balance includes reserve for letter of credit of $1,875 on which the borrower pays 5.75%.
(9)	Principal balance includes reserve for letter of credit of $15,654 on which the borrower pays 7.00%.
(10)	Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 6.25%.
(11)	Principal balance includes reserve for letter of credit of $2,145 on which the borrower pays 6.75%.
(12)	Principal balance includes reserve for letter of credit of $9,735 on which the borrower pays 6.00%.
(13)	Principal balance includes reserve for letter of credit of $2,851 on which the borrower pays 7.50%.
(14)	Principal balance includes reserve for letter of credit of $2,620 on which the borrower pays 6.25%.
(15)	Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 7.00%.
(16)	Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(17)	Principal balance includes reserve for letter of credit of $1,013 on which the borrower pays 5.25%.
(18)	Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.50%.
(19)	Principal balance includes reserve for letter of credit of $8,733 on which the borrower pays 6.25%.
(20)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(21)
Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $10,327 or 5.23% of the Company's net asset.

The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands)
(Unaudited)
Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 1,112	CAD 1,375	10/21/2022	$117
Wells Fargo Bank, National Association	CAD 113	USD 88	10/21/2022	(7)
Wells Fargo Bank, National Association	USD 650	CAD 872	10/24/2022	19
Wells Fargo Bank, National Association	CAD 45	USD 36	12/21/2022	(3)
Total				$126

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
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Infolinks Media Buyco, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2026	39	0	0	0.00%
Infolinks Media Buyco, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/1/2026	38	(1)	(1)	0.00%
Infolinks Media Buyco, LLC (8)	First lien senior secured term loan	L + 6.00%	11/1/2026	1,164	1,141	1,141	0.62%
The Channel Company, LLC (13)	First lien senior secured revolving loan	L + 5.25%	11/1/2027	62	(1)	(1)	0.00%
The Channel Company, LLC (8)	First lien senior secured term loan	L + 5.25%	11/1/2027	1,547	1,521	1,521	0.83%
					5,839	5,836	3.17%
Metals and mining
Copperweld Group, Inc. (8)	First lien senior secured revolving loan	L + 5.50%	9/27/2024	$456	$252	$252	0.14%
Copperweld Group, Inc. (8)	First lien senior secured term loan	L + 5.50%	9/27/2024	2,157	2,124	2,126	1.15%
					2,376	2,378	1.29%
Personal products
Cosmetic Solutions, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	10/17/2025	$366	$(5)	$(4)	0.00%
Cosmetic Solutions, LLC (13)	First lien senior secured revolving loan	L + 5.75%	10/17/2025	344	(5)	(4)	0.00%
Cosmetic Solutions, LLC (8)	First lien senior secured term loan	L + 5.75%	10/17/2025	2,775	2,733	2,743	1.49%
					2,723	2,735	1.49%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C + 6.50%	7/23/2026	$75	$(1)	$(1)	0.00%
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C + 6.50%	7/23/2026	30	(1)	0	0.00%
Bio Agri Mix Holdings Inc. (14)	First lien senior secured term loan	C + 6.50%	7/23/2026	$1,257	981	978	0.53%
Formulated Buyer, LLC (8)	First lien senior secured delayed draw term loan	L + 5.25%	9/22/2026	300	24	24	0.01%
Formulated Buyer, LLC (8)(9)	First lien senior secured revolving loan	L + 5.25%	9/22/2026	188	64	64	0.03%
Formulated Buyer, LLC (8)(9)	First lien senior secured term loan	L + 5.25%	9/22/2026	465	456	457	0.25%
Maxor National Pharmacy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	12/6/2027	472	463	463	0.25%
Maxor National Pharmacy Services, LLC (13)	First lien senior secured revolving loan	L +5.50%	12/6/2027	84	(2)	(2)	0.00%
Maxor National Pharmacy Services, LLC (8)	First lien senior secured term loan	L +5.50%	12/6/2027	1,334	1,308	1,308	0.71%
					3,292	3,291	1.79%
Professional services
Stax Holding Company, LLC (8)(13)	First lien senior secured revolving loan	L + 5.25%	10/29/2026	$60	$(1)	$(1)	0.00%
Stax Holding Company, LLC (8)	First lien senior secured term loan	L + 5.25%	10/29/2026	825	813	813	0.44%
					812	812	0.44%
Real estate management and development
BBG Intermediate Holdings, Inc. (11)(13)	First lien senior secured revolving loan	L + 6.50%	1/8/2026	$233	$(4)	$(3)	0.00%
BBG Intermediate Holdings, Inc. (8)	First lien senior secured term loan	L + 6.50%	1/8/2026	1,667	1,635	1,642	0.89%
					1,631	1,639	0.89%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP (12)(13)	First lien senior secured revolving loan	P + 4.50%	9/2/2026	$45	$(1)	$(1)	0.00%
Altamira Material Solutions, LP (8)(7)	First lien senior secured term loan	L + 5.50%	9/2/2026	729	715	716	0.39%
					714	715	0.39%
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
The Board has designated the Advisor as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), and in that role, the Advisor is responsible for performing fair value determinations relating to all of the Company’s

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Advisor as “valuation designee” the Board ultimately responsible for fair value determinations under the 1940 Act.
Under the valuation policies and procedures that have been approved by the Board, the Advisor conducts a multi-step valuation process, which includes, among other procedures, the following:
•The valuation process begins with each investment being initially valued by using certain inputs provided by, among other inputs, the investment professionals responsible for the portfolio investment in conjunction with the portfolio management team.
•The Advisor’s management reviews the preliminary valuations with the investment professionals.
•The Advisor determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith, based on, among other things, the input of the Advisor and, where applicable, other third parties. Valuation determinations are presented to the Board.
When determining the fair value of Level 3 investments, the Advisor may take into account the following factors, where relevant: recent transactions, the enterprise value of the underlying company, the nature and realizable value of any collateral, the underlying company’s ability to make payments and its earnings and discounted cash flows, the markets in which the underlying company does business, financial covenants, the seniority of the financial instrument in the capital structure of the company, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Advisor will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Advisor uses a market interest rate yield analysis to determine fair value.
The Company’s investments trade infrequently and when they are traded, the price may be unobservable, and as a result, multiple external pricing sources may not be available. In such instances, the Advisor may use an internal pricing model as either a corroborating or sole data point in determining the price. Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty. The Advisor generally engages third party firm(s) to assist in validating certain financial instruments where multiple external prices cannot be obtained. The third party firm(s) either independently determine prices or assess the reasonableness of the Advisor’s prices. The analyses provided by such third party firm(s) are reviewed and considered by the Advisor. As part of the risk management process, the Advisor reviews and analyzes the prices obtained from external pricing sources to evaluate their reliability and accuracy, which includes identifying and excluding vendor prices and broker quotations that the Advisor believes does not reflect fair value. In addition, the Advisor’s valuation committee meets regularly and engages in ongoing reviews of the valuation processes and procedures including reviews of methodology, ongoing accuracy, source quality and independence. Such reviews include, but are not limited to, comparison of current vendor prices and broker quotations against ongoing daily trading activity, vendor due diligence, and back testing.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility. Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method. For the three and nine months ended September 30, 2022, the Company amortized approximately $0 and $47,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company amortized approximately $58,000 and $167,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period. For the three and nine months ended September 30, 2022, the Company received approximately $64,000

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
and $196,000 of agent fees, respectively. During the three and nine months ended September 30, 2022, approximately $86,000 and $231,000 of agent fees, respectively, have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company received approximately $47,000 and $118,000 of agent fees, respectively. During the three and nine months ended September 30, 2021, approximately $48,000 and $131,000 of agent fees, respectively, have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three and nine months ended September 30, 2022 and 2021, the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three and nine months ended September 30, 2022 and 2021, the Company did not accrue any U.S. federal tax expense related to Twin Brook Equity XVIII Corp.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes was incurred through September 30, 2022.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three and nine months ended September 30, 2022, the Company earned approximately $54,000 and $346,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the three and nine months ended September 30, 2021, the Company

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
earned approximately $46,000 and $170,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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
Investments at fair value and amortized cost consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$174,271	$174,043	$151,054	$151,105
Sponsor subordinated note	16	16	16	16
Investment in affiliated funds	7,063	10,327	6,210	7,986
Total investments	$181,350	$184,386	$157,280	$159,107

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The industry composition of investments based on fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Aerospace and defense	1.1%	1.3%
Air freight and logistics	0.4%	—%
Auto components	1.8%	1.4%
Chemicals	4.2%	4.6%
Commercial services and supplies	5.6%	3.7%
Construction and engineering	1.5%	1.6%
Containers and packaging	2.8%	3.9%
Distributors	0.5%	0.3%
Diversified consumer services	7.8%	8.9%
Electrical equipment	0.7%	0.8%
Electronic equipment, instruments and components	1.5%	1.4%
Food and staples retailing	2.3%	2.3%
Food products	2.0%	0.9%
Gas utilities	0.8%	0.9%
Health care equipment and supplies	2.6%	2.0%
Health care providers and services	23.9%	24.8%
Health care technology	1.8%	1.1%
Household durables	1.5%	1.8%
Internet and direct marketing retail	2.3%	2.6%
IT services	2.8%	3.8%
Leisure equipment and products	1.8%	1.9%
Leisure products	0.6%	0.5%
Life sciences tools and services	0.6%	0.7%
Machinery	2.0%	2.2%
Media	3.6%	3.7%
Metals and mining	1.2%	1.5%
Multisector holdings	5.6%	5.0%
Personal products	1.7%	1.7%
Pharmaceuticals	1.8%	2.1%
Professional services	0.4%	0.5%
Real estate management and development	1.6%	1.0%
Semiconductors and semiconductor equipment	0.4%	0.5%
Software	3.2%	2.1%
Specialty retail	3.0%	2.5%
Textiles, apparel and luxury goods	—%	1.2%
Trading companies and distributors	4.3%	4.3%
Water utilities	0.5%	0.5%
Total	100.0%	100.0%

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
As of September 30, 2022, 99.0% of investments held were based in the United States and 1.0% were based in Canada. As of December 31, 2021, 99.0% of investments were based in the United States and 1.0% were based in Canada.
Note 4. Fair Value of Investments
Fair Value Disclosures
The following tables present the fair value hierarchy of financial instruments as of September 30, 2022:

	Assets at Fair Value as of September 30, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$174,043	$174,043
Sponsor subordinated note	—	—	16	16
Foreign currency forward contracts	—	136	—	136
Total	$—	$136	$174,059	$174,195
Investments measured at net asset value(1)				10,327
Total financial instruments, at fair value				$184,522
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of September 30, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$—	$10	$—	$10
The following tables present the fair value hierarchy of financial instruments as of December 31, 2021:

	Assets at Fair Value as of December 31, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$151,105	$151,105
Sponsor subordinated note	—	—	16	16
Net foreign currency forward contracts	—	36	—	36
Total	$—	$36	$151,121	$151,157
Investments measured at net asset value(1)				7,986
Total financial instruments, at fair value				$159,143
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2022 and 2021:

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2022*
(Amounts in thousands)	Balance 7/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2022
First lien senior secured debt	$170,031	$17,493	$(13,573)	$313	$—	$(221)	$174,043	$(246)
Sponsor subordinated notes	16	—	—	—	—	—	16	—
Total	$170,047	$17,493	$(13,573)	$313	$—	$(221)	$174,059	$(246)
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2022*
(Amounts in thousands)	Balance 1/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2022
First lien senior secured debt	$151,105	$58,917	$(36,560)	$803	$57	$(279)	$174,043	$(309)
Sponsor subordinated note	16	—	—	—	—	—	16	—
Total	$151,121	$58,917	$(36,560)	$803	$57	$(279)	$174,059	$(309)
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Three Months Ended September 30, 2021*
(Amounts in thousands)	Balance 7/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2021
First lien senior secured debt	$92,947	$19,865	$(7,449)	$162	$35	$85	$105,645	$85
Sponsor subordinated note	8	4	—	1	—	2	15	2
Total	$92,955	$19,869	$(7,449)	$163	$35	$87	$105,660	$87
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

	Level 3 Assets at Fair Value for the Nine Months Ended September 30, 2021*
(Amounts in thousands)	Balance 1/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 9/30/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 9/30/2021
First lien senior secured debt	$75,805	$53,933	$(25,252)	$475	$122	$562	$105,645	$562
Sponsor subordinated note	7	6	—	2	—	—	15	—
Total	$75,812	$53,939	$(25,252)	$477	$122	$562	$105,660	$562
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Asset Class	Fair Value as of 9/30/22	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$164,052	Discounted cash flow	Yield	9.3% - 17.8%	11.1%	Decrease
Sponsor subordinated notes	16	Market comparable	LTM EBITDA multiple	6.1x - 7.6 x	7.1 x	Increase
	$164,068

Asset Class	Fair Value as of 12/31/21	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$104,516	Discounted cash flow	Yield	6.7% - 11.5%	8.2%	Decrease
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.0 x		Increase
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
Note 5. Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations. There were no outstanding borrowings as of September 30, 2022 and December 31, 2021.
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
There were no debt obligations as of September 30, 2022:
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
For the three and nine months ended September 30, 2022 and 2021, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest expense	$—	$8	$8	$23
Amortization of deferred financing costs	—	58	47	167
Total interest expense	$—	$66	$55	$190
Average interest rate	N/A	1.77%	N/A	2.46%
Average daily borrowings	N/A	$105	N/A	$54
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
For the three and nine months ended September 30, 2022, the Administrator charged approximately $135,000 and $252,000, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration agreement. For the three and nine months ended September 30, 2021, the Administrator charged approximately $97,000 and $267,000, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration agreement.

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
As of September 30, 2022, the Company had approximately $753,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities. As of December 31, 2021, the Company had approximately $677,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.
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
For the three and nine months ended September 30, 2022, the Company accrued approximately $273,000 and $768,000, respectively, of base management fees payable to the Advisor. For the three and nine months ended September 30, 2021, the Company accrued approximately $155,000 and $416,000, respectively, of base management fees payable to the Advisor. As of September 30, 2022 and December 31, 2021, base management fees payable by the Company to the Advisor were approximately $273,000 and $196,000, respectively.

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
For the three and nine months ended September 30, 2022, the Company accrued approximately $579,000 and $1,402,000, respectively, of income incentive fees payable to the Advisor. For the three and nine months ended September 30, 2021, the Company accrued approximately $214,000 and $568,000, respectively, of income incentive fees payable to the Advisor. As of September 30, 2022 and December 31, 2021, the Company had approximately $579,000 and $345,000, respectively, of income incentive fees payable to the Advisor.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Investment in Affiliated Funds
Fair value as of September 30, 2022 and 2021 and transactions during the three and nine months ended September 30, 2022 and 2021 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2022
(Amounts in thousands)	Fair Value as of July 1, 2022	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$9,697	$339	$(186)	$32	$426	$10,308	$—
Twin Brook Segregated Equity Holdings, LLC	21	—	—	—	(2)	19	—
Total non-controlled/affiliated investments	$9,718	$339	$(186)	$32	$424	$10,327	$—

	Investment in Affiliated Funds at Fair Value for the Nine Months Ended September 30, 2022
(Amounts in thousands)	Fair Value as of January 1, 2022	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$7,972	$1,040	$(219)	$32	$1,483	$10,308	$—
Twin Brook Segregated Equity Holdings, LLC	14	—	—	—	5	19	—
Total non-controlled/affiliated investments	$7,986	$1,040	$(219)	$32	$1,488	$10,327	$—

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2021
(Amounts in thousands)	Fair Value as of July 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$5,131	$398	$(13)	$—	$220	$5,736	$—
Total non-controlled/affiliated investments	$5,131	$398	$(13)	$—	$220	$5,736	$—

	Investment in Affiliated Funds at Fair Value for the Three Months Ended September 30, 2021
(Amounts in thousands)	Fair Value as of January 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$3,721	$1,259	$(16)	$—	$772	$5,736	$—
Total non-controlled/affiliated investments	$3,721	$1,259	$(16)	$—	$772	$5,736	$—

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
For the three and nine months ended September 30, 2022, the Company’s average USD notional exposure to foreign currency forward contracts was approximately $1,937,000 and $1,916,000, respectively.
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of September 30, 2022:

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	136	$10	$126	$—	$126
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The effect of transactions in derivative instruments on the consolidated statements of operations during the three and nine months ended September 30, 2022 was as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$90	90
Realized (loss) on foreign currency forward contracts	20	48
The effect of transactions in derivative instruments on the consolidated statements of operations during the three and nine months ended September 30, 2021 was as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net change in unrealized gain (loss) on foreign currency forward contracts	$4	8
Realized (loss) on foreign currency forward contracts	12	(47)
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
As of September 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2022	December 31, 2021
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
626 Holdings Equity, LLC	251	—
Abrasive Technology Intermediate, LLC	121	173
ACES Intermediate, LLC	150	—
Advanced Lighting Acquisition, LLC	324	324
AEP Passion Intermediate Holdings, Inc.	62	91
AFC Industries, Inc.	61	223
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	507	534
AHR Intermediate, Inc	252	—

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	September 30, 2022	December 31, 2021
Alliance Environmental Group, LLC	$41	$113
ALM Media, LLC	971	971
Altamira Material Solutions, LP	45	45
AM Buyer, LLC	111	111
Answer Acquisition, LLC	38	38
Apex Dental Partners, LLC	231	215
Aptitude Health Holdings, LLC	267	240
Aquatic Sales Solutions, LLC	117	117
ARC Healthcare Technologies, LLC	263	—
ASC Ortho Management, LLC	150	398
ASP Global Acquisition, LLC	485	534
AvCarb, LLC	467	704
Banner Buyer, LLC	666	838
BBG Intermediate Holdings, Inc.	149	233
BCI Burke Holding Corp.	160	196
Beacon Oral Specialists Management LLC	183	36
Behavior Frontiers, LLC	19	19
Benefit Plan Administrators of Eau Claire, LLC	225	—
Bio Agri Mix Holdings Inc.	84	89
Brightview, LLC	137	358
Canadian Orthodontic Partners Corp.	165	237
CCG Acquisition, Inc.	19	—
Change Academy at Lake of the Ozarks, LLC	113	—
Community Care Partners, LLC	151	169
Copperweld Group, Inc.	308	197
Cosmetic Solutions, LLC	344	710
CPS HVAC Group, LLC	186	188
Custom Agronomics Holdings, LLC	45	—
Data Source Intermediate Holdings, LLC	—	123
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	85	134
Diamondback Buyer, LLC	56	75
DNS IMI Acquisition Corp	120	124
Domino Equipment Company, LLC	79	79
Double E Company, LLC	104	—
Dykstra's Auto, LLC	42	129
Edko Acquisition, LLC	34	38
EH Management Company, LLC	15	38
Empire Equipment Company, LLC	94	1,254
EMSAR Acquisition LLC	462	542
Engelman Baking Co., LLC	174	153

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	September 30, 2022	December 31, 2021
E-Phoenix Acquisition Co. Inc.	75	75
Exclusive Concepts, LLC	$105	$248
Formulated Buyer, LLC	315	390
Franchise Fastlane, LLC	15	—
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	31	—
Golden Bear PT Partners, LLC	192	267
Green Monster Acquisition, LLC	34	38
Groundworks Operations, LLC	420	575
Guardian Dentistry Practice Management, LLC	46	90
Highland Acquisition, Inc.	30	—
HLSG Intermediate, LLC	54	—
Home Brands Group Holdings, Inc.	48	48
Hydromax USA, LLC	68	182
Icelandirect, LLC	2	23
Industrial Dynamics Company, Ltd.	—	141
Infolinks Media Buyco, LLC	77	77
Innovative FlexPak, LLC	345	408
IPC Pain Acquistion, LLC	303	—
ISSA, LLC	52	66
ITSavvy LLC	113	—
Jansy Packaging, LLC	—	706
Juniper Landscaping Holdings LLC	132	110
Kaizen Auto Care, LLC	211	204
Kalkomey Enterprises, LLC	77	77
Lakeshirts LLC	—	80
Leonard Group, Inc.	234	197
Library Associates, LLC	—	84
Load One Purchaser Corporation	218	—
MacNeill Pride Group Corp.	167	52
Mad Rose Company, LLC	96	119
Main Street Gourmet, LLC	685	704
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	84	84
Medical Technology Associates, Inc.	38	—
MetaSource, LLC	109	—
Millennia Patient Services, LLC	388	401
Montway LLC	825	825
Motis Brands, Inc.	—	14
MRC Keeler Acquisition, LLC	225	300

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	September 30, 2022	December 31, 2021
Nelson Name Plate Company	89	94
Network Partners Acquisition, LLC	$150	$150
Nimlok Company, LLC	320	320
Novum Orthopedic Partners Management, LLC	—	373
NSG Buyer, Inc.	—	294
NutriScience Innovations, LLC	131	131
P and R Dental Strategies, LLC	23	23
Peak Dental Services, LLC	385	149
Peak Investment Holdings, LLC	908	908
Pentec Acquisition Corp.	75	75
Performance PowerSports Group Purchaser, Inc.	20	8
PHGP MB Purchaser, Inc.	163	—
Pink Lily Holdings, LLC	63	46
PPW Acquisition, LLC	32	30
Propio LS, LLC	43	—
Qin's Buffalo, LLC	105	—
Raneys, LLC	38	—
Reliable Medical Supply LLC	110	178
Revival Animal Health, LLC	100	131
RQM Buyer, Inc.	206	234
RTP Acquisition, LLC	38	38
Sage Dental Management, LLC	75	—
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	38	38
SCA Buyer, LLC	167	412
SCP Beverage Buyer, LLC	23	38
SCP ENT and Allergy Services, LLC	256	966
Shearer Supply, LLC	113	71
ShiftKey, LLC	110	120
Signature Dental Partners LLC	46	179
Silver Falls MSO, LLC	2	94
SimiTree Acquisition LLC	191	522
SIMKO Merger Sub, LLC	170	—
Soccer Post Acquisition, LLC	60	—
Southeast Primary Care Partners, LLC	218	435
Southern Orthodontic Partners Management, LLC	170	167
Southern Sports Medicine Partners, LLC	189	—
Spear Education, LLC	304	888
Spectrum Solutions, LLC	267	267
Starwest Botanicals Acquisition, LLC	—	174
Stax Holding Company, LLC	60	60

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	September 30, 2022	December 31, 2021
Steel City Wash, LLC	26	38
Storm Smart Buyer LLC	$131	$131
Sun Orchard, LLC	113	—
Teel Plastics, LLC	324	324
The Channel Company, LLC	58	62
The Stratix Corporation	—	150
Trademark Global, LLC	65	88
Triad Technologies, LLC	157	314
United Land Services Opco Parent, LLC	549	914
USALCO, LLC	55	93
Vanguard Packaging, LLC	410	303
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	17	38
Vital Care Buyer, LLC	580	580
Western Veterinary Partners, LLC	85	147
Yard-Nique, Inc	162	—
Total unfunded portfolio company commitments	$25,333	$30,379
(1)Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
As of September 30, 2022 and December 31, 2021, approximately $206,000 and $185,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
Investor Commitments
As of September 30, 2022 and December 31, 2021, the Company had $216.0 million in total capital commitments from investors ($21.6 million and $32.4 million undrawn). These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of September 30, 2022, and December 31, 2021, management was not aware of any material pending or threatened litigation.
Note 9. Net Assets
Subscriptions and Drawdowns
As of September 30, 2022, the Company had 9,672,358 shares issued and outstanding with a par value of $0.001 per share.

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
During the nine months ended September 30, 2022 and 2021, the Advisor delivered the following capital call notices to investors:

Nine Months Ended September 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 12, 2022	May 26, 2022	531,182	$10.80
Total		531,182	$10.80

Nine Months Ended September 30, 2021
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	$16.20
August 30, 2021	September 15, 2021	375,316	$7.56
Total		1,717,809	$34.56

Dividends
The following table reflects dividend declared on shares of the Company's common stock during the nine months ended September 30, 2022 and 2021:

For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Dividend per Share
April 14, 2022	April 18, 2022	April 29, 2022	$0.20
May 11, 2022	June 30, 2022	July 29, 2022	$0.20
August 10, 2022	September 30, 2022	October 31, 2022	$0.20

For the Nine Months Ended September 30, 2021
Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
July 22, 2021	July 26, 2021	July 30, 2021	$0.20

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2022 and 2021:

(Amounts in thousands, except share and per share amounts)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net increase (decrease) in net assets resulting from operations	$3,221	$1,518	$8,405	$4,520
Weighted average shares of common stock outstanding - basic and diluted	9,672,358	5,754,844	9,388,282	5,092,922
Earnings (loss) per common share - basic and diluted	$0.33	$0.26	$0.90	$0.89
Note 11. Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. There were no permanent differences for the three and nine months ended September 30, 2022 and 2021.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Note 12. Financial Highlights
The following are financial highlights for a common share outstanding during the nine months ended September 30, 2022 and 2021:

(Amounts in thousands, except share and per share amounts)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Per share data:
Net asset value, beginning of period	$20.14	$19.75
Net investment income (loss)(1)	0.74	0.61
Net realized and unrealized gain (loss) on investment transactions(1)	0.15	0.28
Total from operations	0.89	0.89
Impact of issuance of common stock	—	(0.01)
Dividends declared	(0.60)	(0.40)
Total increase (decrease) in net assets	0.29	0.48
Net asset value, end of period	$20.43	$20.23
Shares outstanding, end of period	9,672,358	6,199,809
Total return(2)(3)	4.4%	4.4%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	2.0%	2.6%
Ratio of net expenses to average net assets(3)(4)(6)	2.0%	2.6%
Ratio of net investment income (loss) to average net assets(3)(4)	3.7%	3.1%
Net assets, end of period	$197,606	$125,412
Weighted average shares outstanding	9,388,282	5,092,922
Total capital commitments, end of period	$216,000	$216,000
Ratio of total contributed capital to total committed capital, end of period	90.0%	57.5%
Portfolio turnover rate(7)	21.4%	26.5%
Asset coverage ratio(8)	N/A	N/A
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
(8)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. The ratio is not applicable as of September 30, 2022 as there was no debt outstanding during the period.

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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”). As of September 30, 2022, we had $216 million in total capital commitments from investors. Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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

Our debt investment portfolio consists of primarily floating rate loans. As of September 30, 2022, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR and Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of September 30, 2022.
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
Portfolio and Investment Activity
As of September 30, 2022, based on fair value, our portfolio consisted of 94.39% first lien senior secured debt investments, 0.01% sponsor subordinated note investments, and 5.60% investments in affiliated funds.
As of September 30, 2022, we had investments in one hundred forty portfolio companies with an aggregate fair value of $184.4 million. As of December 31, 2021, we had investments in one hundred twenty-one portfolio companies with an aggregate fair value of $159.1 million.

Our investment activity for the three months ended September 30, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$15,835	$19,499
Sponsor subordinated note	—	5
Investment in affiliated funds	339	138
Total principal amount of investments committed	$16,174	$19,642
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(13,710)	$(6,532)
Investment in affiliated funds	(186)	1
Total principal amount of investments sold or repaid	$(13,896)	$(6,531)
New debt investments(1):
New commitments	$12,895	$17,550
Number of new commitments in new portfolio companies(2)	9	14
Average new commitment amount	$1,433	$1,254
Weighted average term for new commitments (in years)	4.9	4.8
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	0.0%	0.0%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.
As of September 30, 2022 and December 31, 2021, our investments consisted of the following:

	September 30, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$174,271	$174,043	$151,054	$151,105
Sponsor subordinated note	16	16	16	16
Investment in affiliated funds	7,063	10,327	6,210	7,986
Total investments	$181,350	$184,386	$157,280	$159,107

The table below describes investments by industry composition based on fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Aerospace and defense	1.1%	1.3%
Air freight and logistics	0.4%	—%
Auto components	1.8%	1.4%
Chemicals	4.2%	4.6%
Commercial services and supplies	5.6%	3.7%
Construction and engineering	1.5%	1.6%
Containers and packaging	2.8%	3.9%
Distributors	0.5%	0.3%
Diversified consumer services	7.8%	8.9%
Electrical equipment	0.7%	0.8%
Electronic equipment, instruments and components	1.5%	1.4%
Food and staples retailing	2.3%	2.3%
Food products	2.0%	0.9%
Gas utilities	0.8%	0.9%
Health care equipment and supplies	2.6%	2.0%
Health care providers and services	23.9%	24.8%
Health care technology	1.8%	1.1%
Household durables	1.5%	1.8%
Internet and direct marketing retail	2.3%	2.6%
IT services	2.8%	3.8%
Leisure equipment and products	1.8%	1.9%
Leisure products	0.6%	0.5%
Life sciences tools and services	0.6%	0.7%
Machinery	2.0%	2.2%
Media	3.6%	3.7%
Metals and mining	1.2%	1.5%
Multisector holdings	5.6%	5.0%
Personal products	1.7%	1.7%
Pharmaceuticals	1.8%	2.1%
Professional services	0.4%	0.5%
Real estate management and development	1.6%	1.0%
Semiconductors and semiconductor equipment	0.4%	0.5%
Software	3.2%	2.1%
Specialty retail	3.0%	2.5%
Textiles, apparel and luxury goods	—%	1.2%
Trading companies and distributors	4.3%	4.3%
Water utilities	0.5%	0.5%
Total	100.0%	100.0%

As of September 30, 2022, 99.0% of investments held were based in the United States and 1.0% were based in Canada. As of December 31, 2021, 99.0% of investments held were based in the United States and 1.0% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted average total yield of funded debt investments at cost	11.2%	8.2%
Weighted average total yield of funded debt investments at fair value	11.1%	8.1%
Weighted average interest rate of funded debt investments (1)	9.4%	6.9%
Weighted average spread over reference rates of all floating rate funded debt investments	5.9%	5.9%
(1)Calculated using actual interest rates in effect as of September 30, 2022 and December 31, 2021 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	156,747	90.1%	141,945	93.9%
C	17,296	9.9%	9,160	6.1%
D	—	—	—	—
E	—	—	—	—
F	—	—	—	—
Total	$174,043	100.0%	$151,105	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$174,271	100.0%	$151,054	100.0%
Non-accrual	—	—	—	—
Total	$174,271	100.0%	$151,054	100.0%

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
Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2022 and 2021:
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

(Amounts in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Total investment income	$4,269	$2,107	$10,805	$5,725
Less: expenses	(1,393)	(942)	(3,836)	(2,624)
Net investment income (loss)	2,876	1,165	6,969	3,101
Net change in unrealized gain (loss)	293	311	1,299	1,342
Net realized gain (loss)	52	42	137	77
Net increase (decrease) in net assets resulting from operations	$3,221	$1,518	$8,405	$4,520
Investment Income
Investment income for the three and nine months ended September 30, 2022 and 2021 were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest income	$4,129	$2,013	$10,228	$5,424
Other income	140	94	577	301
Total investment income	$4,269	$2,107	$10,805	$5,725
Total investment income increased to $4.3 million for the three months ended September 30, from $2.1 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. Total investment income increased to $10.8 million for the nine months ended September 30, from $5.7 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $184.4 million at September 30, 2022 from $111.4 million at September 30, 2021.

Expenses
Expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Income incentive fees	$579	$214	$1,402	$568
Management fees	273	155	768	416
Professional fees	92	143	373	309
Other	93	25	310	110
Accounting fees	106	107	315	317
Insurance fees	70	90	226	312
Administrative fees	135	97	252	267
Directors' fees	45	45	135	135
Interest	—	66	55	190
Total net expenses	$1,393	$942	$3,836	$2,624
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
For the three and nine months ended September 30, 2022, the Administrator charged approximately $0.1 million and $0.3 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three and nine months ended September 30, 2021, the Administrator charged approximately $0.1 million and $0.3 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
Total net expenses increased to approximately $1.4 million from $0.9 million, for the three months ended September 30, 2022 and 2021, respectively, primarily due to increases in income incentive fees, management fees, and professional fees. These increases in fees were largely driven by our deployment of capital and increased balance of our investments.
Total net expenses increased to approximately $3.8 million from $2.6 million, for the nine months ended September 30, 2022 and 2021, respectively, primarily due to increases in income incentive fees, management fees, and professional fees. These increases in fees were largely driven by our deployment of capital and increased balance of our investments.
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
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the nine months ended September 30, 2022 and 2021, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the nine months ended September 30, 2022 and 2021, we did not accrue U.S. federal tax expense related to fee income received.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022 and 2021, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net change in unrealized gain (loss) on investments	$203	$307	$1,209	$1,334
Net change in unrealized gain (loss) on foreign currency forward contracts	90	4	90	8
Net change in unrealized gain (loss) on investment transactions	$293	$311	$1,299	$1,342
For the three and nine months ended September 30, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2021. The unrealized gains were also driven by improved performance of our portfolio companies including equity investments held by Twin Brook Equity Holdings, LLC, that increased our net asset value in the affiliated fund during the three and nine months ended September 30, 2022.
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

Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies and foreign currency transactions during the three and nine months ended September 30, 2022 and 2021, were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net realized gain (loss) on investments	$32	$30	$89	$124
Net realized gain (loss) on foreign currency forward contracts	20	7	48	(45)
Net realized gain (loss) on investment transactions	$52	$42	$137	$79
Total net realized gains remained relatively consistent during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021.
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
We may enter into another subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. There were no outstanding borrowings as of September 30, 2022 and December 31, 2021. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash as of September 30, 2022, taken together with our uncalled capital commitments of $21.6 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of September 30, 2022 we had $16.1 million in cash. During the nine months ended September 30, 2022, we used $16.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $60.0 million, partially offset by sales and paydowns of portfolio investments of $36.8 million, and other operating activities of $6.4 million. Cash provided by financing activities was $5.2 million during the period, which was primarily the result of proceeds from the issuance of shares of $10.8 million, partially offset by dividend payments of $5.6 million.
As of September 30, 2021, we had $14.6 million in cash. During the nine months ended September 30, 2021, we used $27.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $55.7 million, partially offset by sales of portfolio investments of $25.7 million, and other operating activities of $3.0 million. Cash provided by financing activities was $31.2 million during the period, which was primarily the result of proceeds from the issuance of shares of $34.6 million, partially offset by dividend payments of $3.3 million.

Equity
Subscriptions and Drawdowns
As of September 30, 2022, we had 9,672,358 shares issued and outstanding with a par value of $0.001 per share.
We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investors.
During the nine months ended September 30, 2022 and 2021, our Advisor delivered the following capital call notices to investors:

Nine Months Ended September 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 12, 2022	May 26, 2022	531,182	$10.80
Total		531,182	$10.80

Nine Months Ended September 30, 2021
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	$16.20
August 30, 2021	September 15, 2021	375,316	$7.56
Total		1,717,809	$34.56
Dividends
The following table reflects dividends declared on shares of the Company's common stock during the nine months ended September 30, 2022 and 2021:

For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Dividend per Share
April 14, 2022	April 18, 2022	April 29, 2022	$0.20
May 11, 2022	June 30, 2022	July 29, 2022	$0.20
August 10, 2022	September 30, 2022	October 31, 2022	$0.20

For the Nine Months Ended September 30, 2021
Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
July 22, 2021	July 26, 2021	July 30, 2021	$0.20

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
Debt obligations consisted of the following as of December 31, 2021:

	As of December 31, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$—	$3,564	$—
Total debt	$15,000	$—	$3,564	$—
(1)The amount available reflects any limitations related to the Subscription Facility’s borrowing base.
For the three and nine months ended September 30, 2022 and 2021 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest expense	$—	$8	$8	$23
Amortization of deferred financing costs	—	58	47	167
Total interest expense	$—	$66	$55	$190
Average interest rate	N/A	1.77%	N/A	2.46%
Average daily borrowings	N/A	$105	N/A	$54

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
As of September 30, 2022 and December 31, 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	September 30, 2022	December 31, 2021
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
626 Holdings Equity, LLC	251	—
Abrasive Technology Intermediate, LLC	121	173
ACES Intermediate, LLC	150	—
Advanced Lighting Acquisition, LLC	324	324
AEP Passion Intermediate Holdings, Inc.	62	91
AFC Industries, Inc.	61	223
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	507	534
AHR Intermediate, Inc	252	—
Alliance Environmental Group, LLC	41	113
ALM Media, LLC	971	971
Altamira Material Solutions, LP	45	45
AM Buyer, LLC	111	111
Answer Acquisition, LLC	38	38
Apex Dental Partners, LLC	231	215
Aptitude Health Holdings, LLC	267	240
Aquatic Sales Solutions, LLC	117	117
ARC Healthcare Technologies, LLC	263	—
ASC Ortho Management, LLC	150	398
ASP Global Acquisition, LLC	485	534
AvCarb, LLC	467	704
Banner Buyer, LLC	666	838
BBG Intermediate Holdings, Inc.	149	233
BCI Burke Holding Corp.	160	196
Beacon Oral Specialists Management LLC	183	36
Behavior Frontiers, LLC	19	19
Benefit Plan Administrators of Eau Claire, LLC	225	—
Bio Agri Mix Holdings Inc.	84	89
Brightview, LLC	137	358

Portfolio Company	September 30, 2022	December 31, 2021
Canadian Orthodontic Partners Corp.	$165	$237
CCG Acquisition, Inc.	19	—
Change Academy at Lake of the Ozarks, LLC	113	—
Community Care Partners, LLC	151	169
Copperweld Group, Inc.	308	197
Cosmetic Solutions, LLC	344	710
CPS HVAC Group, LLC	186	188
Custom Agronomics Holdings, LLC	45	—
Data Source Intermediate Holdings, LLC	—	123
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	85	134
Diamondback Buyer, LLC	56	75
DNS IMI Acquisition Corp	120	124
Domino Equipment Company, LLC	79	79
Double E Company, LLC	104	—
Dykstra's Auto, LLC	42	129
Edko Acquisition, LLC	34	38
EH Management Company, LLC	15	38
Empire Equipment Company, LLC	94	1,254
EMSAR Acquisition LLC	462	542
Engelman Baking Co., LLC	174	153
E-Phoenix Acquisition Co. Inc.	75	75
Exclusive Concepts, LLC	105	248
Formulated Buyer, LLC	315	390
Franchise Fastlane, LLC	15	—
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	31	—
Golden Bear PT Partners, LLC	192	267
Green Monster Acquisition, LLC	34	38
Groundworks Operations, LLC	420	575
Guardian Dentistry Practice Management, LLC	46	90
Highland Acquisition, Inc.	30	—
HLSG Intermediate, LLC	54	—
Home Brands Group Holdings, Inc.	48	48
Hydromax USA, LLC	68	182
Icelandirect, LLC	2	23
Industrial Dynamics Company, Ltd.	—	141
Infolinks Media Buyco, LLC	77	77
Innovative FlexPak, LLC	345	408
IPC Pain Acquistion, LLC	303	—
ISSA, LLC	52	66

Portfolio Company	September 30, 2022	December 31, 2021
ITSavvy LLC	113	—
Jansy Packaging, LLC	$—	$706
Juniper Landscaping Holdings LLC	132	110
Kaizen Auto Care, LLC	211	204
Kalkomey Enterprises, LLC	77	77
Lakeshirts LLC	—	80
Leonard Group, Inc.	234	197
Library Associates, LLC	—	84
Load One Purchaser Corporation	218	—
MacNeill Pride Group Corp.	167	52
Mad Rose Company, LLC	96	119
Main Street Gourmet, LLC	685	704
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	84	84
Medical Technology Associates, Inc.	38	—
MetaSource, LLC	109	—
Millennia Patient Services, LLC	388	401
Montway LLC	825	825
Motis Brands, Inc.	—	14
MRC Keeler Acquisition, LLC	225	300
Nelson Name Plate Company	89	94
Network Partners Acquisition, LLC	150	150
Nimlok Company, LLC	320	320
Novum Orthopedic Partners Management, LLC	—	373
NSG Buyer, Inc.	—	294
NutriScience Innovations, LLC	131	131
P and R Dental Strategies, LLC	23	23
Peak Dental Services, LLC	385	149
Peak Investment Holdings, LLC	908	908
Pentec Acquisition Corp.	75	75
Performance PowerSports Group Purchaser, Inc.	20	8
PHGP MB Purchaser, Inc.	163	—
Pink Lily Holdings, LLC	63	46
PPW Acquisition, LLC	32	30
Propio LS, LLC	43	—
Qin's Buffalo, LLC	105	—
Raneys, LLC	38	—
Reliable Medical Supply LLC	110	178
Revival Animal Health, LLC	100	131
RQM Buyer, Inc.	206	234
RTP Acquisition, LLC	38	38
Sage Dental Management, LLC	75	—

Portfolio Company	September 30, 2022	December 31, 2021
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	$38	$38
SCA Buyer, LLC	167	412
SCP Beverage Buyer, LLC	23	38
SCP ENT and Allergy Services, LLC	256	966
Shearer Supply, LLC	113	71
ShiftKey, LLC	110	120
Signature Dental Partners LLC	46	179
Silver Falls MSO, LLC	2	94
SimiTree Acquisition LLC	191	522
SIMKO Merger Sub, LLC	170	—
Soccer Post Acquisition, LLC	60	—
Southeast Primary Care Partners, LLC	218	435
Southern Orthodontic Partners Management, LLC	170	167
Southern Sports Medicine Partners, LLC	189	—
Spear Education, LLC	304	888
Spectrum Solutions, LLC	267	267
Starwest Botanicals Acquisition, LLC	—	174
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	26	38
Storm Smart Buyer LLC	131	131
Sun Orchard, LLC	113	—
Teel Plastics, LLC	324	324
The Channel Company, LLC	58	62
The Stratix Corporation	—	150
Trademark Global, LLC	65	88
Triad Technologies, LLC	157	314
United Land Services Opco Parent, LLC	549	914
USALCO, LLC	55	93
Vanguard Packaging, LLC	410	303
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	17	38
Vital Care Buyer, LLC	580	580
Western Veterinary Partners, LLC	85	147
Yard-Nique, Inc	162	—
Total unfunded portfolio company commitments	$25,333	$30,379
(1)Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
As of September 30, 2022 and December 31, 2021, approximately $206,000 and $185,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.

We maintain sufficient undrawn capital commitments of our investors to cover outstanding unfunded portfolio company commitments that we may be required to fund.
Investor Commitments
As of September 30, 2022 and December 31, 2021, the Company had $216.0 million in total capital commitments from investors ($21.6 million and $32.4 million undrawn). These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
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
Good Faith Determinations of Fair Value (“Rule 2a-5”) under the 1940 Act was adopted by the SEC in December 2020 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act.

The Board has designated the Adviser as its “valuation designee’ pursuant to Rule 2a-5, and in that role the Adviser is responsible for performing fair value determinations relating to all of our investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Adviser as “valuation designee” the Board is ultimately responsible for the fair value determinations under the 1940 Act.
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
As of September 30, 2022, 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR or Term SOFR – contingent on the investment’s credit agreement – and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$3.6	$—	$3.6
Up 100 basis points	$1.8	$—	$1.8
Down 100 basis points	$(1.8)	$—	$(1.8)
Down 200 basis points	$(3.6)	$—	$(3.6)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the nine months ended September 30, 2022, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

AG TWIN BROOK BDC, INC.

November 10, 2022	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)