Form 10-K
period 2022-12-31
AG Twin Brook BDC, Inc.
filed 2023-03-17
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 16, 2023, the registrant had 9,672,358 shares of common stock, $0.001 par value per share, outstanding.

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
•We operate in a highly competitive market for investment opportunities.
•There is a limited availability of suitable investment opportunities.
•Our ability to achieve our investment objective depends on the Advisor’s ability to identify, invest in and monitor companies that meet our investment criteria.
•We may need additional capital to fund new investments and grow our portfolio of investments.
•Shareholders may experience dilution.
•We are limited in our ability to enter into transactions with affiliates.
•We are an “emerging growth company” as defined in the JOBS Act.
•General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital.
•Transition away from LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
•Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.
•We may experience fluctuations in our Net Asset Value.
•We are highly dependent on information systems, and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our common stock and our ability to pay distributions.
•Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest.
•Our executive officers and directors, our Advisor, Angelo Gordon and their affiliates, officers, directors and employees may face certain conflicts of interest.
•The Company will invest in the debt obligations or securities of middle market and/or less well-established companies. While middle market companies may have potential for rapid growth, they often involve higher risks than larger companies.
•The Company’s performance and returns may be affected by the default or perceived credit impairment of investments made by the Company and by general or sector specific credit spread widening.
•Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor.
•The Company will make investments that are potentially illiquid.
•We are subject to the risks involved with originating and purchasing loans.
•Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.
•Our business may be adversely affected if we fail to maintain our qualification as a RIC.
•The outbreak of COVID-19 has caused, and for an unknown period of time, will continue to cause, disruptions in global debt and equity markets and economies in regions in which we operate.
•We currently are operating in a period of capital markets disruption, significant volatility and economic uncertainty.

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
The Investment Team
The Angelo Gordon Chicago-based direct lending investment team (the “Investment Team”) provided to our Advisor pursuant to the Resource Sharing Agreement is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2022, the Investment Team was comprised of over sixty-five investment professionals, all of whom dedicate a substantial portion of their time to supporting lending to U.S. middle market companies. In addition, the team has over ten dedicated operations professionals, two of whom have over a decade of experience. The team also has a dedicated Chief Financial Officer and dedicated accounting, finance and treasury professionals (in both Chicago and New York). These individuals may have additional responsibilities other than those relating to us, but generally allocate the vast majority of their time in support of our business and our investment objective as a whole. In addition, the Advisor believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
The Advisor has an investment committee comprised of six members that is responsible for approving all of our investments. The extensive experience of the investment professionals serving on our investment committee includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. This diverse skill set provides a range of perspectives in the evaluation of each investment opportunity.
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
Given this very rigorous underwriting process, only a small percentage of the transactions that are screened are expected to be approved and closed. From the build out of the initial Investment Team from October 2014 through December 2022, the team had screened over 10,300 deals from over 850 private equity sponsors and closed on more than 360 platforms.  This represents less than 4% of total deals screened; the Investment Team anticipates remaining highly selective in terms of transactions going forward.
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
As of December 31, 2022 and 2021, we had investments in one hundred forty-six and one hundred twenty-one portfolio companies, respectively, with an aggregate fair value of $190.1 million and $159.1 million, respectively.  As of December 31, 2022 and 2021, our investments consisted of the following:

	December 31, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$180,510	$179,768	$151,054	$151,105
Sponsor subordinated note	16	17	16	16
Investment in affiliated fund	7,137	10,354	6,210	7,986
Total investments	$187,663	$190,139	$157,280	$159,107
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
In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:
•requiring a total return on our investments (including both interest and fees) that compensates us for credit risk; and
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.
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
About Angelo Gordon
Angelo Gordon was founded in 1988 and had approximately $52 billion in assets under management as of December 31, 2022. Angelo Gordon is a privately held firm specializing in global alternative (non-traditional) investments with a total return orientation. The firm manages capital across four primary strategies: (i) real estate, (ii) corporate credit, (iii) direct lending and (iv) securitized products. Funds are managed in single-strategy vehicles or multi-strategy vehicles. The firm believes that a great deal of synergy exists among the investment teams, and their ability to work together has proven to be a key element in the firm’s success. In each discipline, the firm seeks to generate total returns, in all market environments and with less volatility than the overall markets, by exploiting market inefficiencies and capitalizing on situations that are not in the mainstream of investment opportunities. Angelo Gordon is an SEC registered investment adviser.
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
The first part, the income incentive fee, will be calculated and payable quarterly in arrears and equals:
(a)100% of the excess of our pre-incentive fee net investment income for the immediately preceding calendar quarter, over a preferred return of 1.00% per quarter (4% annualized) (the “Hurdle”), until the Advisor has received a “catch-up” equal to 16.75% of the pre-incentive fee net investment income for the current quarter; and
(b)16.75% of all remaining pre-incentive fee net investment income above the “catch-up.”
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
We will pay the income incentive fee in each calendar quarter as follows:
•no income incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the Hurdle Amount;
•100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 1.201201% by our net asset value at the beginning of each applicable calendar quarter. The Catch-Up Amount is intended to provide the Advisor with an incentive fee of 16.75% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income reaches the Catch-Up Amount in any calendar quarter (See Example 1 – Alternative 2 for an example of how the Catch-Up Amount is calculated); and

•for any calendar quarter in which our pre-incentive fee net investment income exceeds the Catch-Up Amount, the income incentive fee shall equal 16.75% of the amount of our pre-incentive fee net investment income for the calendar quarter.
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
Incentive fee:
= 100% × "catch-up" + the greater of (a) 0% and (b) (16.75% × (pre-incentive fee net investment income–1.201201%))
•Catch-up = 1.1975%–1.0% = 0.1975%
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
Incentive fee:
= 100% × "catch-up" + the greater of (a) 0% and (b) (16.75% × (pre-incentive fee net investment income–1.201201%))
•Catch-up = 1.201201%–1.0% = 0.201201%
= (100% × 0.201201%) + (16.75% × (1.6975%–1.201201%))
= 0.201201% + (16.75% × 0.496299%)
= 0.201201% + 0.08313%
= 0.284331% of total net assets
(*)The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)Represents 4.0% annualized hurdle rate.

(2)Excludes organizational and offering expenses.
(3)The "catch-up" provision is intended to provide our Advisor with an incentive fee of approximately 16.75% on all of our pre-incentive fee net investment income when our net investment income exceeds 1.201201% in any calendar quarter.
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
We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of December 31, 2022.
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
(2)Securities of any eligible portfolio company which we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Compliance Policies and Procedures
We and our Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Richa Gulati currently serves as our Chief Compliance Officer.
Available Information

We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

The SEC maintains a website that contains annual reports, quarterly reports, current reports, proxy and information statements, and other information that we file electronically with the SEC, which can be accessed at www.sec.gov.

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
From time to time non-public personal information of our stockholders may be collected as required for legitimate business purposes. The following are sources of information collected:
1.Subscription Agreements, investor questionnaires and other forms, which may include a stockholder’s name, address, social security number and personally identifiable financial information;
2.Account history, including information about a stockholder’s shares, such as capital contributions, share purchases and sales and distributions from the Company;
3.Transactions with the Company, including information the Company receives and maintains relating to securities transactions with and through the Company; and
4.Correspondence, written, telephonic or electronic, between stockholders and the Company, the Advisor, any of the Advisor’s affiliates or any of the Company’s service providers.
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
1.As Authorized – if a stockholder requests or authorizes disclosure of the information.
2.As Required by Law – for example, to cooperate with regulators or law enforcement authorities.
3.As Permitted by Law – for example, sharing information with companies that maintain, process or service Company or stockholder accounts or financial products and services or who effect, administer or enforce Company or stockholder transactions is permitted. Among other activities, the Company and its Advisor and its affiliates may share information with persons acting in a representative or fiduciary capacity on the Company’s or a stockholder’s behalf. The Company believes that sharing of information for these purposes is essential to providing stockholders with necessary or useful services with respect to their accounts.
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
For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:
•an individual who is a citizen or resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;
•a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
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
In order to continue to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;
•file with the return for the applicable taxable year an election to be taxed as a RIC or have made such election for a previous taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
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
Further, even though the Advisor and the Investment Team have experience managing other BDCs, the investment philosophy and techniques used by the Advisor to manage the Company may differ from the investment philosophy and techniques previously employed by Angelo Gordon and the Investment Team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Investment Team’s and the Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

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
Changes in Interest Rates May Affect Net Investment Income
Our debt investments may be based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. General interest rate fluctuations may have a substantial negative impact on our investments, our NAV and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.
A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the overall value of an investment in us. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities.
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

Potential Impact of Transition Away from LIBOR
Although we do not intend to lend at rates based on the London Interbank Offered Rate (“LIBOR”) going forward, we may purchase loans on the secondary market that continue to use LIBOR. While many LIBOR rates were phased out at the end of 2021, a selection of widely used U.S.-dollar LIBOR rates will continue to be published until June 2023. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. CME

Term SOFR is a forward-looking term rate based on SOFR that, when added to a spread adjustment, is recommended by the Alternative Reference Rates Committee as a LIBOR replacement in certain cash products. CME Term SOFR, plus the statutory spread adjustment, has also been selected by the Board of Governors of the Federal Reserve as the benchmark replacement applicable to many products that will transition away from LIBOR automatically under the LIBOR Act.The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for LIBOR-based instruments in the U.S.), the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR and may result in a reduction in the value of certain instruments held by the Company.
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
We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.
Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Angelo Gordon and its affiliates and portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although Angelo Gordon has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Angelo Gordon does not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Angelo Gordon, its affiliates, the Company, the stockholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Angelo Gordon’s, its affiliates’, the Fund’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Angelo Gordon and/or portfolio companies. Angelo Gordon, the Fund and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

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
The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.
On February 24, 2022, President Putin commenced a full-scale invasion of Russia’s pre-positioned forces into Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. Furthermore, the conflict between the two nations and the varying involvement of the United States and other NATO countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict.
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

Potential Impact of Changes in Interest Rates, Including the Current Rising Interest Rate Environment
General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.
Because we may borrow money and issue debt securities or preferred shares to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred shares and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase if the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, if the majority of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. In the past, Angelo Gordon and its affiliates have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate exposure to adverse fluctuations in interest rates, and the Company may do so in the future. However, we cannot assure investors that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our Shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our Shares.
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
•increase or maintain in whole or in part our equity ownership percentage;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•attempt to preserve or enhance the value of our investment.
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
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
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
•OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral.
•OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.
•For accounting purposes, cash distributions to stockholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.
•The higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans.
•The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.
•Even if accounting conditions are met, borrowers on such securities could still default when the Company’s actual collection is expected to occur at the maturity of the obligation.
•PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.
•Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.
•The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Company’s taxable income that must, nevertheless, be distributed in cash to investors to avoid us being subject to corporate level taxation.

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
COVID-19 is expected to continue to have, and other public health emergencies may have a materially adverse impact on our financial condition and results of operations.
The global impact of the novel coronavirus (“COVID-19”) outbreak continues to evolve. Precautionary measures have created significant disruption in the global public and private markets, supply chains and economic activity and have had a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. It is expected that many countries will continue to encounter issues with respect to the distribution, uptake and efficacy of COVID-19 vaccines and treatments. The full impact of the pandemic, including a global, regional or other economic recession (which some financial experts opine have already arrived), is still uncertain and difficult to assess.
Any public health emergency, including any outbreak of COVID-19, SARS, Monkeypox, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could negatively impact the Company and its portfolio companies and could meaningfully affect the Company’s ability to fulfill its investment objectives. In particular, recipients should note that the performance information presented herein should not be relied upon. Certain updated valuations used to calculate the performance of the Company and other Angelo Gordon products may be lower than those reflected herein and in certain cases, materially so. Accordingly, correspondingly qualified considerations should be attached to the valuation and performance information included herein.
The extent of the impact of any public health emergency on the Company’s and its portfolio companies’ operational and financial performance will depend on many factors, including but not limited to the duration and scope of such public health emergency, the extent of any related travel advisories and voluntary or mandatory government restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and spending levels, the extent of government support and levels of economic activity, the impact of labor market interruptions and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. For this reason, valuations in this environment are subject to heightened uncertainty and subject to numerous subjective judgments, any or all of which could turn out to be incorrect with the benefit of hindsight. Furthermore, traditional valuation approaches that have been used historically may need to be modified in order to effectively capture fair value in the midst of significant volatility or market dislocation. The effects of a public health emergency may negatively impact the value and performance of the Company’s portfolio companies, the Company’s ability to source, manage and divest investments (including but not limited to circumstances where potential transactions are already signed but not closed) and the Company’s ability to achieve its investment objectives, all of which could result in significant losses to the Company.
In connection with the impacts of any such future public health crisis, the Company is expected to incur heightened legal expenses which could similarly have an adverse impact to the Company’s returns. For example, but not by limitation, the Company or portfolio companies may be subject to heightened litigation and its resulting costs, which costs may be significant and are expected to be borne by the Company and/or its portfolio companies. There is also a heightened risk of cyber and other security vulnerabilities during the current public health emergency and any future one, which could result in adverse effects to the Company or the portfolio companies in the form of economic harm, data loss or other negative outcomes.
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
Potential impact of failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations.

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and to approve the funding of U.S. federal government operations within the debt ceiling, and has done both frequently in the past, often on a relatively short-term basis. On January 19, 2023, the U.S. reached its borrowing limit and currently faces risk of defaulting on its debt. Generally, if effective legislation to manage the level of federal debt is not enacted and the debt ceiling is reached in any given year, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. It is anticipated that the U.S. federal government will be able to fund its operations through approximately mid-2023. However, contention among policymakers, among other factors, may hinder the enactment of policies to further increase the borrowing limit or address its debt balance timely. A failure by the U.S. Congress to raise the debt limit would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government’s credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations, or those of our portfolio companies, could be affected, which may adversely impact our financial condition and results of operations.
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
In response to a recession, economic slowdown or financial market instability, governments and regulators may choose to intervene by implementing austerity measures and reforms, as seen in the 2007-2008 global financial crisis. There is no guarantee a government or regulatory intervention will have the desired effect and any such intervention may result in social unrest, limit future growth and economic recovery or have unintended consequences. Additionally, such interventions have sometimes been unclear in scope and application, resulting in confusion and uncertainty which in itself has been detrimental to the efficient functioning of financial markets. It is impossible to predict with certainty what temporary or permanent governmental restrictions may be imposed on the markets in the future and/or the effect of such restrictions on the Advisers’ ability to implement the Company’s investment objective, the European or global economy or the global securities market. Instability in the global financial markets or government intervention may increase the volatility of the Company and hence the risk of loss to the value of an investment in us.
Potential Impact of Inflation
The Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. The Company as well as our portfolio companies will be impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials, have adversely affected consumer spending and economic growth, and may adversely affect our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
While the U.S. and other developed economies have begun to experience higher-than-normal inflation rates, it remains uncertain whether substantial inflation in the U.S. and other developed economies will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. Inflation may affect the Company’s investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments the Company or entities related to portfolio investments may have issued could increase, which would tend to reduce returns to investors in the Company. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of the Company’s portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more wide-spread inflation in the U.S. and/or other economies will not become a serious problem in the future and have a material adverse impact on the Company’s returns.
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

Potential Impact of Corporate Social Responsibility
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Regional and investor-specific sentiment may differ in what constitutes a material positive or negative ESG factor. There is no guarantee that our ESG practices will uniformly fit every investor’s definition of best practices for all ESG considerations across geographies and investor types. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
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
Holders
As of March 16, 2023, we had four stockholders of record.
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
We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”). As of December 31, 2022, we had $216 million in total capital commitments from investors. Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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
Our debt investment portfolio consists of primarily floating rate loans. As of December 31, 2022, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR and Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of December 31, 2022.
From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.
Leverage
Currently, we do not intend to utilize leverage. We may borrow money from time to time within the levels permitted by the 1940 Act.
Portfolio and Investment Activity
As of December 31, 2022, based on fair value, our portfolio consisted of 94.54% first lien senior secured debt investments, 0.01% sponsor subordinated note investments, and a 5.45% investment in an affiliated fund. As of December 31, 2021, based on fair value, our portfolio consisted of 94.97% first lien senior secured debt investments, a 0.01% sponsor subordinated note investment, and a 5.02% investment in an affiliated fund.

As of December 31, 2022, we had investments in one hundred forty-six portfolio companies with an aggregate fair value of $190.1 million. As of December 31, 2021, we had investments in one hundred twenty-one portfolio companies with an aggregate fair value of $159.1 million.
Our investment activity for the years ended December 31, 2022 and 2021 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$64,826	$135,042
Sponsor subordinated note	—	9
Investment in affiliated funds	1,352	3,090
Total principal amount of investments committed	$66,178	$138,141
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(41,813)	$(51,956)
Investment in affiliated funds	(1,099)	(81)
Total principal amount of investments sold or repaid	$(42,912)	$(52,037)
New debt investments(1):
New commitments	$39,951	$125,788
Number of new commitments in new portfolio companies(2)	35	78
Average new commitment amount	$1,141	$1,613
Weighted average term for new commitments (in years)	4.9	5.0
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	—%	—%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.

As of December 31, 2022 and 2021, our investments consisted of the following:

	December 31, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$180,510	$179,768	$151,054	$151,105
Sponsor subordinated note	16	17	16	16
Investment in affiliated fund	7,137	10,354	6,210	7,986
Total investments	$187,663	$190,139	$157,280	$159,107

The table below describes investments by industry composition based on fair value as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Aerospace and defense	1.1%	1.3%
Air freight and logistics	0.4%	—%
Auto components	1.7%	1.4%
Chemicals	4.0%	4.6%
Commercial services and supplies	5.4%	3.7%
Construction and engineering	1.8%	1.6%
Containers and packaging	2.6%	3.9%
Distributors	0.5%	0.3%
Diversified consumer services	7.5%	8.9%
Electrical equipment	0.7%	0.8%
Electronic equipment, instruments and components	1.4%	1.4%
Food and staples retailing	2.9%	2.3%
Food products	1.9%	0.9%
Gas utilities	0.8%	0.9%
Health care equipment and supplies	2.5%	2.0%
Health care providers and services	25.2%	24.8%
Health care technology	1.3%	1.1%
Household durables	1.5%	1.8%
Internet and direct marketing retail	2.2%	2.6%
IT services	2.9%	3.8%
Leisure equipment and products	1.6%	1.9%
Leisure products	0.6%	0.5%
Life sciences tools and services	0.6%	0.7%
Machinery	1.9%	2.2%
Media	3.6%	3.7%
Metals and mining	1.2%	1.5%
Multisector holdings	5.5%	5.0%
Personal products	1.6%	1.7%
Pharmaceuticals	1.7%	2.1%
Professional services	0.4%	0.5%
Real estate management and development	1.5%	1.0%
Semiconductors and semiconductor equipment	0.4%	0.5%
Software	3.1%	2.1%
Specialty retail	3.0%	2.5%
Textiles, apparel and luxury goods	—%	1.2%
Trading companies and distributors	4.4%	4.3%
Water utilities	0.6%	0.5%
Total	100.0%	100.0%
As of December 31, 2022, 99.2% of investments held were based in the United States and 0.8% were based in Canada. As of December 31, 2021, 99.0% of investments held were based in the United States and 1.0% were based in Canada.

The weighted average yields and interest rates of our funded debt investments as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted average total yield of funded debt investments at cost	11.2%	8.2%
Weighted average total yield of funded debt investments at fair value	11.4%	8.1%
Weighted average interest rate of funded debt investments (1)	10.6%	6.9%
Weighted average spread over reference rates of all floating rate funded debt investments	6.0%	5.9%
(1)Calculated using actual interest rates in effect as of December 31, 2022 and 2021 based on borrower elections.

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

The following table shows the composition of our debt investments on the A to F rating scale as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	161,211	89.7%	141,945	93.9%
C	16,234	9.0%	9,160	6.1%
D	2,323	1.3%	—	—
E	—	—	—	—
F	—	—	—	—
Total	$179,768	100.0%	$151,105	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$180,510	100.0%	$151,054	100.0%
Non-accrual	—	—	—	—
Total	$180,510	100.0%	$151,054	100.0%
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
Results of Operations
The following table represents the operating results for the years ended December 31, 2022 and 2021:

(Amounts in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Total investment income	$15,752	$8,588
Less: expenses	(5,824)	(3,777)
Net investment income (loss)	9,928	4,811
Net change in unrealized gain (loss)	598	1,955
Net realized gain (loss)	890	108
Net increase (decrease) in net assets resulting from operations	$11,416	$6,874
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income for the years ended December 31, 2022 and 2021:

(Amounts in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest income	$15,066	$8,024
Other income	686	564
Total investment income	$15,752	$8,588
Investment income increased to $15.8 million for the year ended December 31, 2022 from $8.6 million for the year ended December 31, 2021 primarily due to our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $190.1 million at December 31, 2022 from $159.1 million at December 31, 2021.
Expenses
Expenses for the years ended December 31, 2022 and 2021 were as follows:

(Amounts in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Incentive fees	$2,697	$912
Management fees	1,049	612
Administrative fees	226	536
Accounting fees	460	393
Other	391	174
Insurance fees	296	402
Professional fees	467	309
Directors' fees	180	180
Interest	58	259
Total net expenses	$5,824	$3,777
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
For the year ended December 31, 2022, the Administrator charged approximately $0.2 million for certain costs and expenses allocable to us under the terms of the Administration Agreement. For the year ended December 31, 2021, the Administrator charged approximately $0.5 million for certain costs and expenses allocable to us under the terms of the Administration Agreement.
Total expenses increased from $3.8 million for the year ended December 31, 2021, to $5.8 million for the year ended December 31, 2022, primarily due to increases in incentive fees and management fees, and partially offset by decreases in insurance fees and interest expense. Increases in incentive fees are correlated to an increase in net assets from operations, which increased from $6.9 million for the year ended December 31, 2021 to $11.4 million for the year ended December 31, 2022. Increases in management fees are correlated to an increase in the cost of investments, which increased from $157.3 million for the year ended December 31, 2021 to $187.7 million as of December 31, 2022.
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
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the years ended December 31, 2022 and 2021, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the years ended December 31, 2022 and 2021, we did not accrue U.S. federal tax expense related to fee income received.
Net Change in Unrealized Gains (Losses) on Investments
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the years ended December 31, 2022 and 2021, net unrealized gains (losses) on our investment portfolio were as follows:

(Amounts in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net change in unrealized gain (loss) on investments	$649	$1,917
Net change in unrealized gain (loss) on foreign currency forward contracts	(51)	36
Net change in unrealized gain (loss) on foreign currency translation	—	2
Net change in unrealized gain (loss) on investment transactions	$598	$1955
For the year ended December 31, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2021. The unrealized gains were also driven by improved performance of equity investments that increased our net asset value in the affiliated fund for the year ended December 31, 2022.
For the year ended December 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to December 31, 2020. The primary drivers of our portfolio’s unrealized gains from debt investments were improved market conditions and credit spreads tightening during the year ended December 31, 2021. The unrealized gains were also driven by improved performance of equity investments that increased our net asset value in the affiliated fund for the year ended December 31, 2021.
Net Realized Gains (Losses) on Investments
The realized gains and losses on fully and partially exited portfolio companies for the years ended December 31, 2022 and 2021 were as follows:

(Amounts in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net realized gain (loss) on investments	$735	$186
Net realized gain (loss) on foreign currency forward contracts	155	(78)
Net realized gain (loss) on investment transactions	$890	$108
The increase in realized gains during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to realizing certain equity investments.

The comparisons for the years ended December 31, 2021 and December 31, 2020 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2021.
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
We may enter into another subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. There were no outstanding borrowings as of December 31, 2022 and December 31, 2021. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash as of December 31, 2022, taken together with our uncalled capital commitments of $21.6 million is expected to be sufficient for our investing activities and to conduct our operations.
As of December 31, 2022, we had $12.0 million in cash.  During the year ended December 31, 2022, we used $19.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $72.5 million, partially offset by sales and paydowns of portfolio investments of $43.9 million, and other operating activities of $9.6 million.  Cash provided by financing activities was $3.3 million during the year, which was primarily the result of proceeds from the issuance of shares of $10.8 million, partially offset by dividend payments of $7.5 million.
As of December 31, 2021, we had $27.7 million in cash.  During the year ended December 31, 2021, we used $72.0 million in cash for operating activities, primarily as a result of funding portfolio investments of $127.1 million, partially offset by sales and paydowns of portfolio investments of $50.5 million, and other operating activities of $4.7 million.  Cash provided by financing activities was $89.3 million during the year, which was primarily the result of proceeds from the issuance of shares of $94.0 million, partially offset by dividend payments of $4.6 million
Equity
Subscriptions and Drawdowns
As of December 31, 2022, we had 9,672,358 shares issued and outstanding with a par value of $0.001 per share.
We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investors.
During the year ended December 31, 2022, our Advisor delivered the following capital call notices to investors:

Year Ended December 31, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 12, 2022	May 26, 2022	531,182	$10.80

During the year ended December 31, 2021, our Advisor delivered the following capital call notices to investors:

Year Ended December 31, 2021
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
March 16, 2021	March 30, 2021	540,000	$10.80
June 30, 2021	July 15, 2021	802,493	$16.20
August 31, 2021	September 15, 2021	375,316	$7.56
October 13, 2021	October 27, 2021	805,806	$16.20
November 17, 2021	December 2, 2021	1,068,842	$21.60
December 8, 2021	December 22, 2021	1,066,719	$21.60
Total		4,659,176	$93.96
Dividends
The following tables reflect dividends declared on shares of the Company’s common stock during the years ended December 31, 2022 and 2021:

For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Dividend per Share
April 14, 2022	April 18, 2022	April 29, 2022	$0.20
May 11, 2022	June 30, 2022	July 29, 2022	$0.20
August 10, 2022	September 30, 2022	October 31, 2022	$0.20
December 19, 2022	December 30, 2022	January 31, 2023	$0.52

For the Year Ended December 31, 2021
Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
July 22, 2021	July 26, 2021	July 30, 2021	$0.20
October 14, 2021	October 18, 2021	October 29, 2021	$0.20
December 27, 2021	December 31, 2021	January 31, 2022	$0.20
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

The Subscription Facility agreement subjected us to certain covenants including, but not limited to, providing financial information and requirements concerning compliance with certain financial tests and investor attributes. As of December 31, 2021 and through termination we were in compliance with such covenants.
Debt obligations consisted of the following as of December 31, 2021:

	As of December 31, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$—	$3,564	$—
Total debt	$15,000	$—	$3,564	$—

(1)The amount available includes any limitations related to the Subscription Facility’s borrowing base.
For the years ended December 31, 2022 and 2021, the components of interest expense were as follows:

(Amounts in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest expense	$11	$33
Amortization of deferred financing costs	47	226
Total interest expense	$58	$259
Average interest rate	N/A	3.04%
Average daily borrowings	N/A	$73
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
As of December 31, 2022 and 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2022	December 31, 2021
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
626 Holdings Equity, LLC	229	—
Abrasive Technology Intermediate, LLC	121	173
ACES Intermediate, LLC	150	—
Advanced Lighting Acquisition, LLC	324	324
AEP Passion Intermediate Holdings, Inc.	48	91
AFC Industries, Inc.	131	223
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	383	534
AHR Intermediate, Inc	252	—

Portfolio Company	December 31, 2022	December 31, 2021
Alliance Environmental Group, LLC	23	113
ALM Media, LLC	971	971
Altamira Material Solutions, LP	45	45
AM Buyer, LLC	111	111
Answer Acquisition, LLC	38	38
Apex Dental Partners, LLC	179	215
Aptitude Health Holdings, LLC	267	240
Aquatic Sales Solutions, LLC	80	117
ARC Healthcare Technologies, LLC	244	—
ASC Ortho Management, LLC	69	398
ASP Global Acquisition, LLC	647	534
AvCarb, LLC	467	704
Banner Buyer, LLC	296	838
BBG Intermediate Holdings, Inc.	229	233
BCI Burke Holding Corp.	185	196
Beacon Oral Specialists Management LLC	152	36
Behavior Frontiers, LLC	19	19
Benefit Plan Administrators of Eau Claire, LLC	225	—
Bio Agri Mix Holdings Inc.	85	89
Brightview, LLC	111	358
Bulk Lift International, LLC	38	—
Canadian Orthodontic Partners Corp.	168	237
CCG Acquisition, Inc.	19	—
Change Academy at Lake of the Ozarks, LLC	113	—
Community Care Partners, LLC	136	169
Copperweld Group, Inc.	401	197
Cosmetic Solutions, LLC	344	710
CPS HVAC Group, LLC	144	188
Custom Agronomics Holdings, LLC	45	—
Data Source Intermediate Holdings, LLC	—	123
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	78	134
Diamondback Buyer, LLC	75	75
DNS IMI Acquisition Corp	122	124
Domino Equipment Company, LLC	79	79
Double E Company, LLC	99	—
Dykstra's Auto, LLC	22	129
Edko Acquisition, LLC	34	38
EH Management Company, LLC	15	38
Empire Equipment Company, LLC	219	1,254
EMSAR Acquisition LLC	13	542
Endodontic Practice Partners, LLC	145	—
Engelman Baking Co., LLC	174	153
E-Phoenix Acquisition Co. Inc.	75	75
Exclusive Concepts, LLC	74	248
Formulated Buyer, LLC	297	390
Franchise Fastlane, LLC	15	—

Portfolio Company	December 31, 2022	December 31, 2021
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	26	—
Golden Bear PT Partners, LLC	188	267
Green Monster Acquisition, LLC	38	38
Groundworks Operations, LLC	420	575
Guardian Dentistry Practice Management, LLC	23	90
Highland Acquisition, Inc.	30	—
HLSG Intermediate, LLC	60	—
Home Brands Group Holdings, Inc.	48	48
Hydromax USA, LLC	68	182
Icelandirect, LLC	2	23
Icreon Holdings, LLC	23
Industrial Dynamics Company, Ltd.	—	141
Infolinks Media Buyco, LLC	77	77
Innovative FlexPak, LLC	154	408
IPC Pain Acquistion, LLC	303	—
ISSA, LLC	131	66
ITSavvy LLC	113	—
Jansy Packaging, LLC	—	706
Juniper Landscaping Holdings LLC	51	110
Kaizen Auto Care, LLC	66	204
Kalkomey Enterprises, LLC	77	77
Lakeshirts LLC	—	80
Leonard Group, Inc.	203	197
Library Associates, LLC	—	84
Load One Purchaser Corporation	218	—
MacNeill Pride Group Corp.	225	52
Mad Rose Company, LLC	58	119
Main Street Gourmet, LLC	643	704
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	84	84
Medical Technology Associates, Inc.	38	—
MetaSource, LLC	109	—
Millennia Patient Services, LLC	367	401
Montway LLC	150	825
Motis Brands, Inc.	—	14
MRC Keeler Acquisition, LLC	75	300
Nelson Name Plate Company	89	94
Network Partners Acquisition, LLC	150	150
NH Kronos Buyer, Inc.	263	—
Nimlok Company, LLC	320	320
Novum Orthopedic Partners Management, LLC	—	373
NSG Buyer, Inc.	—	294
NutriScience Innovations, LLC	131	131
P&R Dental Strategies, LLC	23	23
Peak Dental Services, LLC	303	149

Portfolio Company	December 31, 2022	December 31, 2021
Peak Investment Holdings, LLC	908	908
Pentec Acquisition Corp.	75	75
Performance PowerSports Group Purchaser, Inc.	56	8
PHGP MB Purchaser, Inc.	166	—
Pink Lily Holdings, LLC	63	46
PPW Acquisition, LLC	—	30
Propio LS, LLC	19	—
Purpose Home Health Acquisition, LLC	188	—
Qin's Buffalo, LLC	113	—
Raneys, LLC	38	—
Reliable Medical Supply LLC	97	178
Revival Animal Health, LLC	86	131
Rose Paving, LLC	41	—
RQM Buyer, Inc.	191	234
RTP Acquisition, LLC	34	38
Sage Dental Management, LLC	75	—
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	38	38
SCA Buyer, LLC	167	412
SCP Beverage Buyer, LLC	23	38
SCP ENT and Allergy Services, LLC	413	966
Shearer Supply, LLC	30	71
ShiftKey, LLC	110	120
Signature Dental Partners LLC	65	179
Silver Falls MSO, LLC	2	94
SimiTree Acquisition LLC	186	522
SIMKO Merger Sub, LLC	170	—
Soccer Post Acquisition, LLC	17	—
Southeast Primary Care Partners, LLC	177	435
Southern Orthodontic Partners Management, LLC	136	167
Southern Sports Medicine Partners, LLC	175	—
Spear Education, LLC	—	888
Spectrum Solutions, LLC	267	267
Starwest Botanicals Acquisition, LLC	—	174
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	22	38
Storm Smart Buyer LLC	52	131
Sun Orchard, LLC	105	—
Teel Plastics, LLC	324	324
The Channel Company, LLC	58	62
The Stratix Corporation	—	150
Trademark Global, LLC	9	88
Triad Technologies, LLC	314	314
United Land Services Opco Parent, LLC	693	914
Universal Pure, LLC	278	—
USALCO, LLC	58	93
Vanguard Packaging, LLC	481	303

Portfolio Company	December 31, 2022	December 31, 2021
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	38	38
Vital Care Buyer, LLC	483	580
Western Veterinary Partners, LLC	22	147
Yard-Nique, Inc	163	—
Total unfunded portfolio company commitments	$23,867	$30,379
(1)Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
As of December 31, 2022 and 2021, approximately $207,000 and $185,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
We maintain sufficient undrawn capital commitments of our investors to cover outstanding unfunded portfolio company commitments that we may be required to fund.
Investor Commitments
As of December 31, 2022 and December 31, 2021, we had $216.0 million in total capital commitments from investors ($21.6 million and $32.4 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
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

The Board has designated the Advisor as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), and in that role, the Advisor is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Advisor as “valuation designee” the Board is ultimately responsible for fair value determinations under the 1940 Act.
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
•The Advisor determines the fair value of each investment; valuations that are not based on readily available market quotations are valued in good faith, based on, among other things, the input of the Advisor and, where applicable, other third parties.Valuation determinations are presented to the Board.
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
Our investments trade infrequently and when they are traded, the price may be unobservable, and as a result, multiple external pricing sources may not be available.  In such instances, the Advisor may use an internal pricing model as either a corroborating or sole data point in determining the price.  Pricing models take into account the contractual terms of the financial instrument, as well as relevant inputs, including where applicable, equity prices, interest rate yield curves, credit curves, correlation, and the creditworthiness of the counterparty.  The Advisor generally engages third party firm(s) to assist in validating certain financial instruments where multiple external prices cannot be obtained.  The third party firm(s) either independently determine prices or assess the reasonableness of the Advisor’s prices.  The analyses provided by such third party firm(s) are reviewed and considered by the Advisor.  As part of the risk management process, the Advisor reviews and analyzes the prices obtained from external pricing sources to evaluate their reliability and accuracy, which includes identifying and excluding vendor prices and broker quotations that the Advisor believes do not reflect fair value.  In addition, the Advisor’s valuation committee meets regularly and engages in ongoing reviews of the valuation processes and procedures including reviews of methodology, ongoing accuracy, source quality and independence. Such reviews include, but are not limited to, comparison of current vendor prices and broker quotations against ongoing daily trading activity, vendor due diligence, and back testing.
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
To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. We will generally be subject to 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless we distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. We, at our discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the years ended December 31, 2022 and 2021, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation.  Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the years ended December 31, 2022 and 2021, we did not accrue U.S. federal tax expense related to fee income received.
We evaluate tax positions taken or expected to be taken in the course of preparing the financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through December 31, 2022.
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
As of December 31, 2022, 100% of our debt investments based on fair value in our portfolio were at floating rates.
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR or Term SOFR and there are no changes in our investment and borrowing structure:

(Amounts in millions)	Interest Income	Interest Expense	Net Income
Up 200 basis points	$3.7	$—	$3.7
Up 100 basis points	$1.8	$—	$1.8
Down 100 basis points	$(1.8)	$—	$(1.8)
Down 200 basis points	$(3.7)	$—	$(3.7)

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect interest income, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of AG Twin Brook BDC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of AG Twin Brook BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021 by correspondence with the custodian and underlying investee companies. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 16, 2023
We have served as the auditor of one or more investment companies in the AG Twin Brook BDC group since 2019.

PricewaterhouseCoopers LLP, 300 Madison Avenue, New York, New York 10017-6204
T: (646) 471 3000, www.pwc.com/us

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $180,526 and $151,070, respectively)	$179,785	$151,121
Non-controlled/affiliated investments at fair value (amortized cost of $7,137 and $6,210, respectively)	10,354	7,986
Unrealized gain on foreign currency forward contracts	—	39
Cash	12,028	27,711
Interest receivable	775	261
Prepaid expenses	127	142
Deferred financing costs	—	47
Total assets	$203,069	$187,307
Liabilities
Unrealized loss on foreign currency forward contracts	$15	$3
Dividend payable	5,030	1,814
Incentive fees payable	1,295	345
Accrued expenses and other liabilities payable to affiliate	677	677
Management fees payable	281	196
Deferred income	184	167
Interest payable	—	7
Total liabilities	7,482	3,209
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized; 9,672,358 and 9,141,176 shares issued and outstanding, respectively	$10	$9
Additional paid-in-capital	193,704	182,850
Total distributable earnings (loss)	1,873	1,239
Total net assets	195,587	184,098
Total liabilities and net assets	$203,069	$187,307
Net asset value per share	$20.22	$20.14
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$15,066	$8,024	$4,741
Other	686	564	352
Total investment income from non-controlled, non-affiliated investments:	15,752	8,588	5,093
Total investment income	15,752	8,588	5,093
Expenses
Incentive fees	$2,697	$912	$213
Management fees	1,049	612	364
Administrative fees(1)	226	536	450
Accounting fees	460	393	426
Other	391	174	175
Insurance fees	296	402	492
Professional fees	467	309	339
Directors' fees	180	180	180
Interest	58	259	366
Offering costs	—	—	415
Total gross expenses	5,824	3,777	3,420
Less waivers:
Administrative fees waived(1)	—	—	(358)
Total net expenses	5,824	3,777	3,062
Net investment income (loss)	$9,928	$4,811	$2,031
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	$61	$186	$5
Non-controlled, affiliated investments	674	—	—
Foreign currency forward transactions	155	(78)	—
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(792)	661	(670)
Non-controlled, affiliated investments	1,441	1,256	520
Foreign currency forward contracts	(51)	36	—
Foreign currency translation	—	2	—
Total net realized and unrealized gain (loss) on investment transactions	1,488	2,063	(145)
Net increase (decrease) in net assets resulting from operations	$11,416	$6,874	$1,886
Net investment income (loss) per share - basic and diluted	$1.11	$0.86	$0.66
Earnings (loss) per share - basic and diluted	$1.21	$1.22	$0.61
Weighted average shares outstanding - basic and diluted	9,459,885	5,626,642	3,097,918
(1)Refer to Note 6 - Agreements and Related Party Transactions
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$9,928	$4,811	$2,031
Net realized gain (loss)	890	108	5
Net change in unrealized gain (loss)	598	1,955	(150)
Net increase in net assets resulting from operations	11,416	6,874	1,886
Dividends
Dividends declared(1)	(10,727)	(5,237)	(2,526)
Net decrease in net assets resulting from dividends	(10,727)	(5,237)	(2,526)
Capital share transactions
Issuance of common shares	10,800	93,960	46,440
Net increase in net assets resulting from capital share transactions	10,800	93,960	46,440
Total increase in net assets	11,489	95,597	45,800
Net assets, at beginning of period	184,098	88,501	42,701
Net assets, at end of period	$195,587	$184,098	$88,501

Capital share activity
Shares issued	531,182	4,659,176	2,322,000
Shares returned	—	—	—
Net increase in shares outstanding	531,182	4,659,176	2,322,000
Dividends declared per share	$1.12	$0.80	$0.66
(1)See Note 11 for the tax character of dividends declared.
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,416	$6,874	$1,886
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(735)	(186)	(5)
Net change in unrealized (appreciation) depreciation on investments	(649)	(1,917)	150
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	51	(36)	—
Net accretion on debt instruments	(715)	(450)	(257)
Net paydown gain on debt instruments	(284)	(307)	(35)
Interest received in-kind	(52)	(37)	—
Purchases and drawdowns of investments	(72,506)	(127,149)	(51,467)
Proceeds from sales and paydowns of investments	43,909	50,472	11,878
Amortization of deferred financing costs	47	226	147
Amortization of offering costs	—	—	415
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(514)	(80)	(82)
(Increase) decrease in prepaid expenses	15	20	(4)
(Increase) decrease in due from affiliate	—	—	23
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	—	218	111
Increase (decrease) in management fees payable	85	91	60
Increase (decrease) in incentive fees payable	950	246	99
Increase (decrease) in deferred income	17	76	49
Increase (decrease) in interest payable	(7)	(14)	(12)
Increase (decrease) in due to affiliate	—	—	(44)
Increase (decrease) in organizational costs payable to affiliate	—	—	(26)
Net cash used in operating activities	(18,972)	(71,953)	(37,114)
Cash flows from financing activities
Proceeds from issuance of common shares	10,800	93,960	46,440
Dividends paid	(7,511)	(4,579)	(1,370)
Borrowings on subscription facility	—	6,100	26,800
Payments on subscription facility	—	(6,100)	(33,300)
Payments for deferred financing costs	—	(37)	(118)
Payments for deferred offering costs	—	—	(26)
Net cash provided by financing activities	3,289	89,344	38,426
Net change in cash	(15,683)	17,391	1,312
Cash
Cash, beginning of year	27,711	10,320	9,008
Cash, end of year	$12,028	$27,711	$10,320

Supplemental and non-cash information
Cash paid during the year for interest	$18	$47	$231
Dividend payable	$5,030	$1,814	$1,156
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt (5)
Aerospace and defense
Mattco Forge, Inc. (6)	First lien senior secured revolving loan	L + 6.25%	10.42%	12/6/2024	$506	$(5)	$(11)	(0.01)%
Mattco Forge, Inc.	First lien senior secured term loan	L + 6.25%	10.42%	12/6/2024	2,168	2,142	2,119	1.08%
						2,137	2,108	1.07%
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S + 6.00%	10.84%	6/21/2028	$150	$(3)	$(2)	0.00%
Load One Purchaser Corporation	First lien senior secured revolving loan	S + 6.00%	10.84%	6/21/2028	75	6	6	0.00%
Load One Purchaser Corporation	First lien senior secured term loan	S + 6.00%	10.84%	6/21/2028	810	795	797	0.41%
						798	801	0.41%
Auto components
AvCarb, LLC	First lien senior secured delayed draw term loan	L + 6.00%	10.57%	11/12/2026	$665	$222	$222	0.11%
AvCarb, LLC	First lien senior secured revolving loan	L + 6.00%	10.17%	11/12/2026	38	3	3	0.00%
AvCarb, LLC	First lien senior secured term loan	L + 6.00%	10.17%	11/12/2026	495	486	487	0.25%
CCG Acquisition, Inc. (6)	First lien senior secured revolving loan	S + 6.00%	10.84%	5/17/2027	19	—	—	0.00%
CCG Acquisition, Inc.	First lien senior secured term loan	S + 6.00%	10.84%	5/17/2027	425	419	420	0.21%
Raneys, LLC (6)	First lien senior secured revolving loan	S + 5.75%	10.59%	6/7/2027	38	(1)	(1)	0.00%
Raneys, LLC	First lien senior secured term loan	S + 5.75%	10.59%	6/7/2027	453	444	445	0.23%
Vehicle Accessories, Inc. (6)	First lien senior secured revolving loan	P + 4.50%	12.00%	11/30/2026	38	—	—	0.00%
Vehicle Accessories, Inc.	First lien senior secured term loan	S + 5.50%	10.34%	11/30/2026	1,666	1,655	1,659	0.85%
						3,228	3,235	1.65%
Chemicals
AM Buyer, LLC (6)	First lien senior secured revolving loan	S + 6.75%	11.59%	5/1/2025	$111	$(1)	$(1)	0.00%
AM Buyer, LLC	First lien senior secured term loan	S + 6.75%	11.59%	5/1/2025	474	467	469	0.24%
Answer Acquisition, LLC (6)	First lien senior secured revolving loan	L + 5.50%	10.23%	12/30/2026	38	(1)	(1)	0.00%
Answer Acquisition, LLC	First lien senior secured term loan	L + 5.50%	10.23%	12/30/2026	1,699	1,671	1,673	0.86%
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S + 6.50%	11.34%	8/26/2027	45	(1)	(1)	0.00%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S + 6.50%	11.34%	8/26/2027	236	231	232	0.12%
SASE Company, LLC (6)	First lien senior secured revolving loan	S + 5.75%	10.19%	11/15/2026	38	(1)	(1)	0.00%
SASE Company, LLC	First lien senior secured term loan	S + 5.75%	10.19%	11/15/2026	1,615	1,588	1,592	0.81%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	S + 5.00%	9.44%	1/24/2025	324	(3)	(1)	0.00%
Teel Plastics, LLC	First lien senior secured term loan	S + 5.00%	9.44%	1/24/2025	1,787	1,767	1,779	0.91%
USALCO, LLC	First lien senior secured revolving loan	L + 6.00%	10.38%	10/19/2026	100	42	42	0.02%
USALCO, LLC	First lien senior secured term loan	L + 6.00%	10.73%	10/19/2027	1,884	1,867	1,872	0.96%
						7,626	7,654	3.92%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	L + 6.00%	11.15%	12/30/2027	$75	$53	$53	0.03%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	L + 6.00%	10.47%	12/30/2027	38	35	35	0.02%
Alliance Environmental Group, LLC	First lien senior secured term loan	L + 6.00%	11.15%	12/30/2027	1,451	1,426	1,428	0.73%
Edko Acquisition, LLC (8)	First lien senior secured revolving loan	S + 6.00%	10.84%	6/25/2026	38	3	3	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S + 5.75%	10.59%	6/25/2026	1,139	1,122	1,124	0.57%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S + 5.50%	10.38%	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S + 5.50%	10.38%	5/2/2027	1,170	1,149	1,151	0.59%
Gold Medal Holdings, Inc. (9)	First lien senior secured revolving loan	S + 7.00%	11.74%	3/17/2027	50	23	23	0.01%
Gold Medal Holdings, Inc.	First lien senior secured term loan	S + 7.00%	11.84%	3/17/2027	722	713	716	0.37%
Green Monster Acquisition, LLC (6)	First lien senior secured revolving loan	L + 5.50%	10.23%	12/28/2026	38	(1)	(1)	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	L + 5.50%	10.23%	12/28/2026	1,176	1,157	1,158	0.59%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S + 6.50%	11.03%	3/31/2028	96	94	95	0.05%
HLSG Intermediate, LLC (6)	First lien senior secured revolving loan	S + 6.50%	10.94%	3/31/2028	60	(1)	(1)	0.00%
HLSG Intermediate, LLC	First lien senior secured term loan	S + 6.50%	10.94%	3/31/2028	1,004	993	995	0.51%
Nimlok Company, LLC (6)(10)	First lien senior secured revolving loan	S + 5.50%	10.16%	11/27/2024	320	(3)	(4)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S + 5.50%	10.16%	11/27/2025	2,678	2,641	2,645	1.35%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S + 6.25%	11.09%	12/27/2026	143	141	141	0.07%
Steel City Wash, LLC	First lien senior secured revolving loan	S + 6.25%	10.90%	12/27/2026	38	15	15	0.01%
Steel City Wash, LLC	First lien senior secured term loan	S + 6.25%	11.09%	12/27/2026	794	781	783	0.40%
						10,341	10,359	5.30%
Construction and engineering
BCI Burke Holding Corp.	First lien senior secured delayed draw term loan	L + 5.50%	9.70%	12/14/2027	$131	$24	$24	0.01%
BCI Burke Holding Corp. (6)	First lien senior secured revolving loan	L + 5.50%	10.23%	12/14/2027	79	(1)	(1)	0.00%
BCI Burke Holding Corp.	First lien senior secured term loan	L + 5.50%	10.23%	12/14/2027	874	863	865	0.44%
CPS HVAC Group, LLC	First lien senior secured delayed draw term loan	L + 6.75%	11.37%	12/15/2026	150	32	32	0.02%
CPS HVAC Group, LLC (11)	First lien senior secured revolving loan	L + 6.75%	11.90%	12/15/2026	38	8	8	0.00%
CPS HVAC Group, LLC	First lien senior secured term loan	L + 6.75%	11.90%	12/15/2026	272	268	268	0.14%
Domino Equipment Company, LLC (6)	First lien senior secured revolving loan	S + 6.25%	11.13%	4/1/2026	79	(1)	(1)	0.00%
Domino Equipment Company, LLC	First lien senior secured term loan	S + 6.25%	11.13%	4/1/2026	575	565	566	0.29%
Highland Acquisition, Inc. (6)	First lien senior secured revolving loan	S + 5.50%	10.34%	3/9/2027	30	(1)	—	0.00%
Highland Acquisition, Inc.	First lien senior secured term loan	S + 5.50%	10.34%	3/9/2027	937	921	922	0.47%
Rose Paving, LLC	First lien senior secured revolving loan	S + 5.75%	10.57%	11/7/2028	94	50	50	0.03%
Rose Paving, LLC	First lien senior secured term loan	S + 5.75%	10.55%	11/7/2028	751	732	732	0.37%
						3,460	3,465	1.77%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Containers and packaging
Bulk Lift International, LLC (6)(7)	First lien senior secured revolving loan	S + 6.75%	11.28%	11/15/2027	$38	$(1)	$(1)	0.00%
Bulk Lift International, LLC (7)	First lien senior secured term loan	S + 6.75%	11.28%	11/15/2027	258	252	252	0.13%
Innovative FlexPak, LLC	First lien senior secured revolving loan	S + 7.00%	11.36%	1/23/2025	627	464	325	0.17%
Innovative FlexPak, LLC	First lien senior secured term loan	S + 7.00%	11.44%	1/23/2025	2,616	2,574	1,998	1.00%
MRC Keeler Acquisition, LLC	First lien senior secured delayed draw term loan	L + 5.75%	10.48%	12/4/2025	75	74	74	0.04%
MRC Keeler Acquisition, LLC	First lien senior secured revolving loan	L + 5.75%	10.07%	12/4/2025	150	73	73	0.04%
MRC Keeler Acquisition, LLC	First lien senior secured term loan	L + 5.75%	10.48%	12/4/2025	952	940	941	0.48%
Vanguard Packaging, LLC	First lien senior secured revolving loan	L + 5.00%	9.66%	8/9/2024	535	51	50	0.03%
Vanguard Packaging, LLC	First lien senior secured term loan	L + 5.00%	9.73%	8/9/2024	1,193	1,186	1,185	0.61%
						5,613	4,897	2.50%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S + 6.25%	10.69%	8/17/2026	$38	$3	$3	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S + 6.25%	10.69%	8/17/2026	918	902	905	0.46%
						905	908	0.46%
Diversified consumer services
50Floor, LLC (6)	First lien senior secured revolving loan	L + 6.25%	10.98%	12/31/2025	$199	$(2)	$(2)	0.00%
50Floor, LLC	First lien senior secured term loan	L + 6.25%	10.98%	12/31/2026	953	939	941	0.48%
ACES Intermediate, LLC (6)	First lien senior secured revolving loan	S + 5.75%	10.63%	7/27/2027	150	(3)	(3)	0.00%
ACES Intermediate, LLC	First lien senior secured term loan	S + 5.75%	10.63%	7/27/2027	1,887	1,851	1,856	0.95%
Groundworks Operations, LLC	First lien senior secured delayed draw term loan	L + 4.75%	9.48%	1/17/2026	1,866	1,814	1,821	0.93%
Groundworks Operations, LLC (6)	First lien senior secured revolving loan	L + 4.75%	9.48%	1/17/2026	387	(4)	(2)	0.00%
Groundworks Operations, LLC	First lien senior secured term loan	L + 4.75%	9.48%	1/17/2026	2,479	2,449	2,463	1.25%
Home Brands Group Holdings, Inc. (6)	First lien senior secured revolving loan	L + 4.75%	9.16%	11/8/2026	48	(1)	(1)	0.00%
Home Brands Group Holdings, Inc.	First lien senior secured term loan	L + 4.75%	9.16%	11/8/2026	1,900	1,867	1,873	0.96%
ISSA, LLC (6)	First lien senior secured revolving loan	S + 6.25%	11.09%	3/1/2027	131	(2)	(2)	0.00%
ISSA, LLC	First lien senior secured term loan	S + 6.25%	11.09%	3/1/2027	922	906	908	0.46%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	L + 6.00%	11.14%	12/29/2026	88	69	69	0.04%
Juniper Landscaping Holdings LLC (12)	First lien senior secured revolving loan	L + 6.00%	10.54%	12/29/2026	44	10	11	0.01%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	L + 6.00%	11.15%	12/29/2026	1,314	1,295	1,297	0.66%
Kalkomey Enterprises, LLC (6)	First lien senior secured revolving loan	L + 6.75%	11.48%	4/24/2025	77	(1)	(1)	0.00%
Kalkomey Enterprises, LLC	First lien senior secured term loan	L + 6.75%	11.48%	4/24/2026	1,050	1,033	1,037	0.53%
PPW Acquisition, LLC	First lien senior secured revolving loan	L + 6.25%	10.85%	9/30/2026	38	37	37	0.02%
PPW Acquisition, LLC	First lien senior secured term loan	L + 6.25%	10.98%	9/30/2026	605	595	596	0.30%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S + 6.00%	10.84%	3/23/2026	1,069	658	659	0.34%
United Land Services Opco Parent, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	10.84%	3/23/2026	188	(4)	(3)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	S + 6.00%	10.44%	3/23/2026	150	37	38	0.02%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S + 6.00%	10.84%	3/23/2026	303	298	298	0.15%
Yard-Nique, Inc (6)	First lien senior secured delayed draw term loan	S + 6.00%	9.71%	4/30/2026	150	(2)	(2)	0.00%
Yard-Nique, Inc	First lien senior secured revolving loan	S + 5.00%	8.71%	4/30/2026	19	5	5	0.00%
Yard-Nique, Inc	First lien senior secured term loan	S + 6.00%	9.71%	4/30/2026	405	400	401	0.21%
						14,244	14,294	7.31%
Electrical equipment
AEP Passion Intermediate Holdings, Inc.	First lien senior secured delayed draw term loan	L + 5.50%	9.88%	10/5/2027	$71	$42	$42	0.02%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured revolving loan	L + 5.50%	9.88%	10/5/2027	48	28	28	0.01%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured term loan	L + 5.50%	9.91%	10/5/2027	1,281	1,265	1,267	0.65%
						1,335	1,337	0.68%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S + 5.00%	9.44%	11/22/2025	$324	$(3)	$(1)	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S + 5.00%	9.44%	11/22/2025	1,133	1,120	1,131	0.58%
ITSavvy LLC (6)	First lien senior secured delayed draw term loan	S + 5.25%	8.76%	8/8/2028	75	(1)	(1)	0.00%
ITSavvy LLC (6)	First lien senior secured revolving loan	S + 5.25%	9.68%	8/8/2028	38	—	—	0.00%
ITSavvy LLC	First lien senior secured term loan	S + 5.25%	8.76%	8/8/2028	676	670	671	0.34%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	L + 5.50%	10.23%	10/18/2026	119	102	102	0.05%
Nelson Name Plate Company	First lien senior secured revolving loan	L + 5.50%	10.23%	10/18/2026	90	15	15	0.01%
Nelson Name Plate Company	First lien senior secured term loan	L + 5.50%	10.23%	10/18/2026	768	756	757	0.39%
						2,659	2,674	1.37%
Food and staples retailing
Engelman Baking Co., LLC	First lien senior secured revolving loan	L + 5.50%	9.88%	2/28/2025	$207	$31	$30	0.02%
Engelman Baking Co., LLC	First lien senior secured term loan	L + 5.50%	9.88%	2/28/2025	713	701	703	0.36%
Mad Rose Company, LLC (13)	First lien senior secured revolving loan	S + 6.25%	10.69%	5/7/2026	119	58	59	0.03%
Mad Rose Company, LLC	First lien senior secured term loan	S + 6.25%	10.69%	5/7/2026	931	916	919	0.47%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	L + 5.50%	9.89%	11/10/2025	666	34	35	0.02%
Main Street Gourmet, LLC	First lien senior secured revolving loan	L + 5.50%	10.23%	11/10/2025	38	18	18	0.01%
Main Street Gourmet, LLC	First lien senior secured term loan	L + 5.50%	10.23%	11/10/2025	1,121	1,108	1,110	0.57%
NutriScience Innovations, LLC (6)(14)	First lien senior secured revolving loan	L + 7.00%	11.73%	4/21/2026	131	(2)	(2)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	L + 7.00%	11.73%	4/21/2026	434	428	428	0.22%
Qin's Buffalo, LLC (6)	First lien senior secured delayed draw term loan	S + 5.75%	10.59%	5/5/2027	75	(1)	(1)	0.00%
Qin's Buffalo, LLC (6)	First lien senior secured revolving loan	S + 5.75%	10.59%	5/5/2027	38	(1)	(1)	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S + 5.75%	10.59%	5/5/2027	536	526	528	0.27%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S + 5.75%	10.11%	11/24/2026	38	14	14	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
SCP Beverage Buyer, LLC	First lien senior secured term loan	S + 5.75%	10.11%	11/24/2026	412	404	405	0.21%
Universal Pure, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	10.24%	10/31/2028	128	(3)	(3)	0.00%
Universal Pure, LLC (6)(15)	First lien senior secured revolving loan	S + 6.00%	10.24%	10/31/2028	150	(4)	(4)	0.00%
Universal Pure, LLC	First lien senior secured term loan	S + 6.00%	10.24%	10/31/2028	1,328	1,292	1,292	0.66%
						5,519	5,530	2.85%
Food products
Icelandirect, LLC	First lien senior secured revolving loan	L + 6.00%	10.73%	7/30/2026	$38	$35	$36	0.02%
Icelandirect, LLC	First lien senior secured term loan	L + 6.00%	10.73%	7/30/2026	684	674	675	0.35%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	L + 5.25%	9.83%	4/30/2027	174	172	168	0.09%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	L + 5.25%	9.63%	4/30/2027	807	796	779	0.40%
Sun Orchard, LLC	First lien senior secured revolving loan	S + 5.25%	9.69%	7/8/2027	113	5	6	0.00%
Sun Orchard, LLC	First lien senior secured term loan	S + 5.25%	10.09%	7/8/2027	2,074	2,035	2,039	1.04%
						3,717	3,703	1.90%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S + 6.75%	11.48%	12/30/2026	$112	$110	$107	0.05%
Hydromax USA, LLC	First lien senior secured revolving loan	S + 6.75%	11.48%	12/30/2026	228	156	149	0.08%
Hydromax USA, LLC	First lien senior secured term loan	S + 6.75%	11.48%	12/30/2026	1,235	1,216	1,181	0.60%
						1,482	1,437	0.73%
Health care equipment and supplies
626 Holdings Equity, LLC	First lien senior secured delayed draw term loan	S + 5.50%	10.17%	2/14/2028	$315	$105	$105	0.05%
626 Holdings Equity, LLC	First lien senior secured revolving loan	P + 4.50%	12.00%	2/14/2027	75	49	49	0.03%
626 Holdings Equity, LLC	First lien senior secured term loan	S + 5.50%	10.72%	2/14/2028	884	868	870	0.44%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S + 6.50%	11.34%	3/30/2026	216	212	213	0.11%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S + 6.50%	11.34%	3/30/2026	134	118	118	0.06%
EMSAR Acquisition LLC	First lien senior secured term loan	S + 6.50%	11.34%	3/30/2026	638	628	629	0.32%
Medical Technology Associates, Inc. (6)	First lien senior secured revolving loan	S + 6.00%	10.84%	7/25/2028	38	(1)	(1)	0.00%
Medical Technology Associates, Inc.	First lien senior secured term loan	S + 6.00%	10.84%	7/25/2028	403	395	396	0.20%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S + 7.00%	11.44%	4/8/2025	67	66	66	0.03%
Reliable Medical Supply LLC	First lien senior secured revolving loan	S + 7.00%	11.44%	4/8/2025	138	39	40	0.02%
Reliable Medical Supply LLC	First lien senior secured term loan	S + 7.00%	11.44%	4/8/2025	751	737	743	0.38%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S + 6.50%	11.38%	1/20/2026	396	273	271	0.14%
SCA Buyer, LLC	First lien senior secured revolving loan	S + 6.50%	11.38%	1/20/2026	133	77	76	0.04%
SCA Buyer, LLC	First lien senior secured term loan	S + 6.50%	11.38%	1/20/2026	757	740	737	0.38%
Spectrum Solutions, LLC (6)	First lien senior secured revolving loan	L + 6.00%	10.38%	3/5/2026	267	(5)	(23)	(0.01)%
Spectrum Solutions, LLC	First lien senior secured term loan	L + 6.00%	10.38%	3/5/2026	478	470	438	0.22%
						4,771	4,727	2.41%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Health care providers and services
Agility Intermediate, Inc.	First lien senior secured delayed draw term loan	S + 6.50%	10.77%	4/15/2026		$401	$104	$105	0.05%
Agility Intermediate, Inc.	First lien senior secured revolving loan	S + 6.50%	11.34%	4/15/2026		134	38	38	0.02%
Agility Intermediate, Inc.	First lien senior secured term loan	S + 6.50%	11.34%	4/15/2026		242	238	238	0.12%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S + 6.50%	11.16%	11/23/2025		112	15	15	0.01%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S + 6.50%	11.16%	11/23/2025		445	438	440	0.22%
Apex Dental Partners, LLC	First lien senior secured revolving loan	S + 6.50%	11.04%	11/23/2025		150	65	66	0.03%
Apex Dental Partners, LLC	First lien senior secured term loan	S + 6.50%	11.38%	11/23/2025		622	612	614	0.31%
ASC Ortho Management, LLC	First lien senior secured delayed draw term loan	L + 6.00%	10.73%	12/31/2026		359	322	322	0.16%
ASC Ortho Management, LLC (6)	First lien senior secured revolving loan	L + 6.00%	10.73%	12/31/2026		38	(1)	(1)	0.00%
ASC Ortho Management, LLC	First lien senior secured term loan	L + 6.00%	10.73%	12/31/2026		519	510	511	0.26%
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	S + 6.50%	11.34%	1/21/2025		562	555	552	0.28%
ASP Global Acquisition, LLC (6)	First lien senior secured revolving loan	S + 6.50%	11.34%	1/21/2025		647	(10)	(12)	(0.01)%
ASP Global Acquisition, LLC	First lien senior secured term loan	S + 6.50%	11.34%	1/21/2025		2,306	2,270	2,263	1.16%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S + 6.50%	11.34%	12/14/2025		838	790	791	0.40%
Beacon Oral Specialists Management LLC	First lien senior secured revolving loan	S + 6.50%	11.34%	12/14/2025		188	69	69	0.04%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S + 6.50%	11.34%	12/14/2025		940	926	928	0.47%
Behavior Frontiers, LLC (16)	First lien senior secured revolving loan	S + 7.50%	12.34%	5/21/2026		38	18	15	0.01%
Behavior Frontiers, LLC	First lien senior secured term loan	S + 7.50%	12.34%	5/21/2026		656	645	597	0.31%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured delayed draw term loan	S + 5.50%	9.19%	6/7/2026		188	(2)	(2)	0.00%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S + 5.50%	9.19%	6/7/2026		38	(1)	—	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S + 5.50%	9.19%	6/7/2026		824	812	814	0.42%
Brightview, LLC	First lien senior secured delayed draw term loan	L + 5.75%	10.13%	12/14/2026		107	47	47	0.02%
Brightview, LLC (6)	First lien senior secured revolving loan	L + 5.75%	10.13%	12/14/2026		52	(1)	—	0.00%
Brightview, LLC	First lien senior secured term loan	L + 5.75%	10.13%	12/14/2026		692	685	686	0.35%
Canadian Orthodontic Partners Corp. (6)(7)	First lien senior secured delayed draw term loan	C + 7.00%	11.88%	3/19/2026	C$	140	(1)	(3)	0.00%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured delayed draw term loan	C + 7.00%	11.88%	3/19/2026	C$	358	212	195	0.10%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	S + 7.00%	11.84%	3/19/2026		107	105	104	0.05%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	C + 7.00%	11.88%	3/19/2026	C$	268	204	190	0.10%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured term loan	C + 7.00%	11.88%	3/19/2026	C$	225	176	162	0.08%
Change Academy at Lake of the Ozarks, LLC (6)	First lien senior secured revolving loan	S + 5.25%	9.98%	8/2/2027		113	(2)	(2)	0.00%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S + 5.25%	9.98%	8/2/2027		1,773	1,740	1,743	0.89%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S + 6.00%	10.44%	6/10/2026		223	163	165	0.08%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	10.44%	6/10/2026		19	—	—	0.00%
Community Care Partners, LLC	First lien senior secured revolving loan	S + 6.00%	10.44%	6/10/2026		75	14	14	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Community Care Partners, LLC	First lien senior secured term loan	S + 6.00%	10.44%	6/10/2026	953	942	946	0.48%
Dermatology Medical Partners OpCo, LLC	First lien senior secured delayed draw term loan	S + 6.50%	11.21%	10/29/2026	97	39	39	0.02%
Dermatology Medical Partners OpCo, LLC	First lien senior secured revolving loan	S + 6.50%	11.08%	10/29/2026	38	16	16	0.01%
Dermatology Medical Partners OpCo, LLC	First lien senior secured term loan	S + 6.50%	11.34%	10/29/2026	321	314	314	0.16%
EH Management Company, LLC	First lien senior secured revolving loan	S + 5.50%	10.34%	7/15/2026	38	22	22	0.01%
EH Management Company, LLC	First lien senior secured term loan	S + 5.50%	10.34%	7/15/2026	970	954	957	0.49%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S + 5.75%	10.90%	11/2/2027	375	261	261	0.13%
Endodontic Practice Partners, LLC (6)	First lien senior secured revolving loan	S + 5.75%	10.64%	11/2/2027	38	(1)	(1)	0.00%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S + 5.75%	10.64%	11/2/2027	662	649	649	0.33%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S + 6.00%	10.84%	12/21/2025	300	(4)	(4)	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S + 6.00%	10.84%	12/21/2025	943	929	930	0.48%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S + 7.75%	12.59%	10/22/2026	333	167	162	0.08%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S + 7.75%	12.59%	10/22/2026	38	7	6	0.00%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S + 7.75%	12.59%	10/22/2026	1,544	1,510	1,488	0.76%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S + 6.50%	10.94%	8/20/2026	67	66	67	0.03%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S + 6.50%	10.94%	8/20/2026	112	111	111	0.06%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S + 6.50%	10.94%	8/20/2026	319	314	316	0.16%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S + 6.50%	10.94%	8/20/2026	23	—	—	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S + 6.50%	10.94%	8/20/2026	521	511	515	0.26%
IPC Pain Acquistion, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	10.44%	5/19/2027	278	(3)	(3)	0.00%
IPC Pain Acquistion, LLC (6)	First lien senior secured revolving loan	S + 6.00%	10.44%	5/19/2027	25	—	—	0.00%
IPC Pain Acquistion, LLC	First lien senior secured term loan	S + 6.00%	10.44%	5/19/2027	177	174	175	0.09%
Network Partners Acquisition, LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	10.73%	12/30/2026	113	(2)	(2)	0.00%
Network Partners Acquisition, LLC (6)	First lien senior secured revolving loan	L + 6.00%	10.73%	12/30/2026	38	(1)	(1)	0.00%
Network Partners Acquisition, LLC	First lien senior secured term loan	L + 6.00%	10.73%	12/30/2026	392	386	386	0.20%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S + 10.00%	14.24%	11/1/2028	263	(8)	(8)	0.00%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S + 6.25%	10.49%	11/1/2028	2,229	2,163	2,173	1.11%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S + 6.75%	11.18%	12/31/2025	603	13	8	0.00%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S + 6.75%	11.18%	12/31/2025	885	572	571	0.29%
Peak Dental Services, LLC	First lien senior secured revolving loan	S + 6.75%	11.48%	12/31/2025	133	131	131	0.07%
Peak Dental Services, LLC	First lien senior secured term loan	S + 6.75%	11.56%	12/31/2025	585	576	578	0.30%
Peak Investment Holdings, LLC	First lien senior secured delayed draw term loan	L + 7.00%	11.73%	12/6/2024	603	13	8	0.00%
Peak Investment Holdings, LLC (6)	First lien senior secured revolving loan	L + 7.00%	11.73%	12/6/2024	324	(3)	(6)	0.00%
Peak Investment Holdings, LLC	First lien senior secured term loan	L + 7.00%	11.73%	12/6/2024	1,288	1,275	1,265	0.65%
Pentec Acquisition Corp. (6)	First lien senior secured revolving loan	L + 6.00%	10.38%	10/8/2026	75	(1)	(1)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Pentec Acquisition Corp.	First lien senior secured term loan	L + 6.00%	10.38%	10/8/2026	996	980	988	0.51%
Propio LS, LLC	First lien senior secured revolving loan	S + 5.50%	10.46%	8/2/2027	75	55	55	0.03%
Propio LS, LLC	First lien senior secured term loan	S + 5.50%	10.38%	8/2/2027	1,193	1,171	1,173	0.60%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S + 6.25%	11.19%	11/3/2027	150	(3)	(3)	0.00%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S + 6.25%	11.19%	11/3/2027	38	(1)	(1)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S + 6.25%	11.19%	11/3/2027	353	345	345	0.18%
Revival Animal Health, LLC	First lien senior secured revolving loan	S + 6.50%	11.23%	4/6/2026	131	43	43	0.02%
Revival Animal Health, LLC	First lien senior secured term loan	S + 6.50%	11.34%	4/6/2026	1,021	1,006	1,009	0.52%
RQM Buyer, Inc.	First lien senior secured delayed draw term loan	S + 5.75%	10.59%	8/12/2026	84	83	84	0.04%
RQM Buyer, Inc.	First lien senior secured revolving loan	S + 5.75%	10.52%	8/12/2026	206	12	14	0.01%
RQM Buyer, Inc.	First lien senior secured term loan	S + 5.75%	10.59%	8/12/2026	1,694	1,668	1,682	0.86%
Sage Dental Management, LLC (6)	First lien senior secured revolving loan	P + 4.25%	11.25%	4/1/2024	75	—	—	0.00%
Sage Dental Management, LLC	First lien senior secured term loan	S + 5.75%	10.59%	4/1/2024	947	940	941	0.48%
SAMGI Buyer, Inc. (6)	First lien senior secured revolving loan	L + 5.50%	10.23%	4/14/2025	138	(2)	(2)	0.00%
SAMGI Buyer, Inc.	First lien senior secured term loan	L + 5.50%	10.23%	4/14/2025	720	709	712	0.36%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	10.84%	9/25/2025	158	(4)	(2)	0.00%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured revolving loan	S + 6.00%	10.84%	9/25/2025	256	(5)	(3)	0.00%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S + 6.00%	10.84%	9/25/2025	2,782	2,728	2,744	1.40%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S + 6.25%	10.69%	10/29/2026	179	148	149	0.08%
Signature Dental Partners LLC (6)	First lien senior secured revolving loan	S + 6.25%	10.69%	10/29/2026	38	(1)	(1)	0.00%
Signature Dental Partners LLC	First lien senior secured term loan	S + 6.25%	10.69%	10/29/2026	861	843	845	0.43%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S + 6.75%	11.59%	8/30/2024	235	231	226	0.12%
Silver Falls MSO, LLC	First lien senior secured term loan	S + 6.75%	11.59%	8/30/2024	1,290	1,277	1,253	0.64%
SimiTree Acquisition LLC	First lien senior secured delayed draw term loan	S + 6.75%	11.59%	5/17/2026	13	4	4	0.00%
SimiTree Acquisition LLC	First lien senior secured delayed draw term loan	S + 6.75%	11.59%	5/17/2026	878	863	870	0.44%
SimiTree Acquisition LLC (6)	First lien senior secured revolving loan	S + 6.75%	11.11%	5/17/2026	178	(3)	(2)	0.00%
SimiTree Acquisition LLC	First lien senior secured term loan	S + 6.75%	11.11%	5/17/2026	1,227	1,208	1,216	0.62%
SIMKO Merger Sub, LLC	First lien senior secured delayed draw term loan	S + 7.00%	11.84%	4/7/2027	187	63	63	0.03%
SIMKO Merger Sub, LLC	First lien senior secured revolving loan	S + 7.00%	11.36%	4/7/2027	56	5	6	0.00%
SIMKO Merger Sub, LLC	First lien senior secured term loan	S + 7.00%	11.84%	4/7/2027	654	641	643	0.33%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S + 6.25%	10.81%	12/30/2025	523	464	465	0.24%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S + 6.25%	11.09%	12/30/2025	225	94	94	0.05%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S + 6.25%	11.09%	12/30/2025	862	847	849	0.43%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S + 6.00%	10.84%	1/27/2026	78	78	78	0.04%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S + 6.00%	10.84%	1/27/2026	112	47	47	0.02%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S + 6.00%	10.84%	1/27/2026	171	97	99	0.05%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S + 6.00%	10.84%	1/27/2026	1,355	1,333	1,345	0.69%
Southern Sports Medicine Partners, LLC	First lien senior secured delayed draw term loan	S + 6.00%	10.84%	2/23/2027	171	29	29	0.01%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S + 6.00%	10.55%	2/23/2027	60	24	24	0.01%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S + 6.00%	10.84%	2/23/2027	638	629	630	0.32%
Varsity DuvaSawko Operating Corp. (6)	First lien senior secured revolving loan	L + 6.25%	10.98%	11/27/2024	474	(4)	(3)	0.00%
Varsity DuvaSawko Operating Corp.	First lien senior secured term loan	L + 6.25%	10.98%	11/27/2024	2,553	2,532	2,536	1.30%
Vital Care Buyer, LLC	First lien senior secured revolving loan	P + 4.25%	11.75%	10/19/2025	580	91	92	0.05%
Vital Care Buyer, LLC	First lien senior secured term loan	L + 5.25%	9.98%	10/19/2025	907	897	898	0.46%
Western Veterinary Partners, LLC	First lien senior secured delayed draw term loan	S + 7.25%	12.09%	10/29/2026	508	499	501	0.26%
Western Veterinary Partners, LLC	First lien senior secured revolving loan	S + 7.25%	12.09%	10/29/2026	24	1	1	0.00%
Western Veterinary Partners, LLC	First lien senior secured term loan	S + 7.25%	12.09%	10/29/2026	1,315	1,292	1,299	0.66%
						47,801	47,767	24.40%
Health care technology
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S + 5.75%	10.19%	7/29/2027	$117	$(1)	$(1)	0.00%
AHR Intermediate, Inc	First lien senior secured revolving loan	S + 5.75%	10.19%	7/29/2027	150	12	14	0.01%
AHR Intermediate, Inc	First lien senior secured term loan	S + 5.75%	10.19%	7/29/2027	1,458	1,441	1,443	0.74%
Millennia Patient Services, LLC (6)	First lien senior secured delayed draw term loan	L + 6.00%	10.38%	3/8/2026	267	(3)	(3)	0.00%
Millennia Patient Services, LLC	First lien senior secured revolving loan	L + 6.00%	10.38%	3/8/2026	134	32	32	0.02%
Millennia Patient Services, LLC	First lien senior secured term loan	L + 6.00%	10.38%	3/8/2026	990	976	978	0.50%
						2,457	2,463	1.27%
Household durables
Storm Smart Buyer LLC	First lien senior secured revolving loan	L + 6.00%	10.73%	4/5/2026	$131	$77	$77	0.04%
Storm Smart Buyer LLC	First lien senior secured term loan	L + 6.00%	10.73%	4/5/2026	908	895	896	0.46%
Trademark Global, LLC	First lien senior secured revolving loan	L + 7.50%	11.88%	7/30/2024	114	103	99	0.05%
Trademark Global, LLC	First lien senior secured term loan	L + 7.50%	11.88%	7/30/2024	1,835	1,813	1,743	0.89%
						2,888	2,815	1.44%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	L + 6.50%	11.01%	12/18/2025	$188	$105	$105	0.05%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	L + 6.50%	11.16%	12/18/2025	2,515	2,475	2,481	1.27%
DealerOn Inc. (6)	First lien senior secured revolving loan	S + 5.50%	9.94%	11/19/2024	314	(3)	(2)	0.00%
DealerOn Inc.	First lien senior secured term loan	S + 5.50%	9.94%	11/19/2024	1,603	1,586	1,594	0.81%
						4,163	4,178	—
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
IT services
ARC Healthcare Technologies, LLC	First lien senior secured delayed draw term loan	S + 5.25%	10.09%	6/22/2024	$188	$17	$17	0.01%
ARC Healthcare Technologies, LLC (6)	First lien senior secured revolving loan	S + 5.25%	10.09%	6/22/2025	75	(1)	(1)	0.00%
ARC Healthcare Technologies, LLC	First lien senior secured term loan	S + 5.25%	10.09%	6/22/2025	1,410	1,395	1,398	0.71%
E-Phoenix Acquisition Co. Inc. (6)	First lien senior secured revolving loan	L + 5.50%	10.23%	6/23/2027	75	(1)	(1)	0.00%
E-Phoenix Acquisition Co. Inc.	First lien senior secured term loan	L + 5.50%	10.23%	6/23/2027	1,430	1,416	1,419	0.73%
FreshAddress, LLC (6)	First lien senior secured revolving loan	L + 5.25%	9.98%	10/5/2025	30	—	—	0.00%
FreshAddress, LLC	First lien senior secured term loan	L + 5.25%	9.98%	10/5/2025	1,689	1,670	1,673	0.86%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S + 6.50%	10.94%	10/26/2027	23	(1)	(1)	0.00%
Icreon Holdings, LLC	First lien senior secured term loan	S + 6.50%	10.94%	10/26/2027	367	358	358	0.18%
P and R Dental Strategies, LLC (6)	First lien senior secured revolving loan	L + 6.50%	10.88%	12/22/2026	23	—	—	0.00%
P and R Dental Strategies, LLC	First lien senior secured term loan	L + 6.50%	10.88%	12/22/2026	653	642	643	0.33%
						5,495	5,505	2.82%
Leisure equipment and products
MacNeill Pride Group Corp.	First lien senior secured delayed draw term loan	S + 6.25%	11.09%	4/22/2026	$501	$452	$453	0.23%
MacNeill Pride Group Corp.	First lien senior secured revolving loan	S + 6.25%	11.09%	4/22/2026	287	106	106	0.05%
MacNeill Pride Group Corp.	First lien senior secured term loan	S + 6.25%	11.09%	4/22/2026	867	860	863	0.44%
Performance PowerSports Group Purchaser, Inc. (6)	First lien senior secured revolving loan	P + 4.75%	11.75%	10/8/2026	56	(1)	(1)	0.00%
Performance PowerSports Group Purchaser, Inc.	First lien senior secured term loan	S + 5.75%	10.59%	10/8/2026	1,684	1,654	1,657	0.85%
						3,071	3,078	1.57%
Leisure products
PHGP MB Purchaser, Inc. (6)	First lien senior secured delayed draw term loan	S + 6.00%	10.84%	5/27/2027	$113	$(2)	$(2)	0.00%
PHGP MB Purchaser, Inc.	First lien senior secured revolving loan	S + 6.00%	10.84%	5/20/2027	75	20	21	0.01%
PHGP MB Purchaser, Inc.	First lien senior secured term loan	S + 6.00%	10.84%	5/20/2027	1,103	1,083	1,085	0.55%
						1,101	1,104	0.56%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	L + 5.25%	9.98%	5/3/2026	$267	$(4)	$(3)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	L + 5.25%	9.98%	5/3/2026	1,103	1,087	1,089	0.56%
						1,083	1,086	0.56%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	L + 6.25%	10.88%	4/30/2026	$173	$50	$50	0.03%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	L + 6.25%	10.40%	4/30/2026	935	922	923	0.47%
DNS IMI Acquisition Corp (6)	First lien senior secured delayed draw term loan	L + 5.75%	10.48%	11/23/2026	75	(1)	(1)	0.00%
DNS IMI Acquisition Corp	First lien senior secured revolving loan	P + 4.75%	12.25%	11/23/2026	56	8	9	0.00%
DNS IMI Acquisition Corp	First lien senior secured term loan	L + 5.75%	10.48%	11/23/2026	1,648	1,621	1,624	0.83%
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S + 6.00%	10.55%	6/21/2028	49	—	—	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Double E Company, LLC	First lien senior secured revolving loan	P + 5.00%	12.50%	6/21/2028		66	14	15	0.01%
Double E Company, LLC	First lien senior secured term loan	S + 6.00%	10.55%	6/21/2028		1,050	1,040	1,043	0.53%
							3,654	3,663	1.87%
Media
ALM Media, LLC (6)(17)	First lien senior secured revolving loan	L + 6.50%	10.91%	11/25/2024		$971	$(9)	$(9)	0.00%
ALM Media, LLC	First lien senior secured term loan	L + 6.50%	10.91%	11/25/2024		2,471	2,443	2,447	1.25%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	L + 6.00%	10.97%	12/9/2026		225	169	170	0.09%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	L + 6.00%	11.15%	12/9/2026		23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	L + 6.00%	11.15%	12/9/2026		626	616	617	0.32%
Infolinks Media Buyco, LLC (6)	First lien senior secured delayed draw term loan	L + 5.50%	10.23%	11/1/2026		39	—	—	0.00%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	L + 5.50%	10.23%	11/1/2026		38	(1)	(1)	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	L + 5.50%	10.23%	11/1/2026		1,152	1,134	1,135	0.58%
The Channel Company, LLC	First lien senior secured revolving loan	S + 5.50%	9.94%	11/1/2027		62	3	3	0.00%
The Channel Company, LLC	First lien senior secured term loan	S + 5.50%	10.34%	11/1/2027		2,347	2,311	2,321	1.19%
							6,666	6,683	3.43%
Metals and mining
Copperweld Group, Inc.	First lien senior secured revolving loan	P + 5.00%	12.50%	9/27/2024		$462	$52	$58	0.03%
Copperweld Group, Inc.	First lien senior secured term loan	S + 6.00%	10.84%	9/27/2024		2,285	2,234	2,268	1.16%
							2,286	2,326	1.19%
Personal products
Cosmetic Solutions, LLC	First lien senior secured delayed draw term loan	L + 5.75%	10.48%	10/17/2025		$364	$360	$357	0.18%
Cosmetic Solutions, LLC (6)	First lien senior secured revolving loan	L + 5.75%	10.48%	10/17/2025		344	(4)	(6)	0.00%
Cosmetic Solutions, LLC	First lien senior secured term loan	L + 5.75%	10.48%	10/17/2025		2,775	2,742	2,726	1.39%
							3,098	3,077	1.57%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C + 5.75%	10.63%	7/23/2026		$30	$—	$—	0.00%
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C + 5.75%	10.63%	7/23/2026	C$	75	(1)	(1)	0.00%
Bio Agri Mix Holdings Inc. (7)	First lien senior secured term loan	C + 5.75%	10.63%	7/23/2026	C$	1,244	973	906	0.46%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	L + 5.25%	10.40%	9/22/2026		299	111	111	0.06%
Formulated Buyer, LLC	First lien senior secured revolving loan	L + 5.25%	10.46%	9/22/2026		188	72	72	0.04%
Formulated Buyer, LLC	First lien senior secured term loan	L + 5.25%	10.40%	9/22/2026		461	454	454	0.23%
Maxor National Pharmacy Services, LLC (6)	First lien senior secured revolving loan	L + 5.25%	9.98%	12/6/2027		84	(1)	(1)	0.00%
Maxor National Pharmacy Services, LLC	First lien senior secured term loan	L + 5.25%	9.98%	12/6/2027		1,785	1,768	1,758	0.90%
							3,376	3,299	1.69%

Professional services
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Stax Holding Company, LLC (6)(18)	First lien senior secured revolving loan	L + 5.00%	9.73%	10/29/2026	$60	$(1)	$(1)	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	L + 5.00%	9.73%	10/29/2026	817	807	809	0.41%
						806	808	0.41%
Real estate management and development
BBG Intermediate Holdings, Inc. (19)	First lien senior secured revolving loan	S + 6.00%	10.84%	1/8/2026	$233	$—	$1	0.00%
BBG Intermediate Holdings, Inc.	First lien senior secured term loan	S + 6.00%	10.27%	1/8/2026	1,884	1,857	1,867	0.95%
MetaSource, LLC (6)	First lien senior secured delayed draw term loan	S + 6.25%	10.69%	5/17/2027	49	—	—	0.00%
MetaSource, LLC	First lien senior secured revolving loan	S + 6.25%	10.69%	5/17/2027	75	14	14	0.01%
MetaSource, LLC	First lien senior secured term loan	S + 6.25%	10.69%	5/17/2027	936	927	930	0.48%
						2,798	2,812	1.44%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP (6)	First lien senior secured revolving loan	L + 5.50%	9.84%	9/2/2026	$45	$(1)	$(1)	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	L + 5.50%	9.84%	9/2/2026	722	710	711	0.36%
						709	710	0.36%
Software
Affinitiv, Inc. (6)	First lien senior secured revolving loan	S + 6.00%	10.41%	8/26/2024	$248	$(2)	$(1)	0.00%
Affinitiv, Inc.	First lien senior secured term loan	S + 6.00%	10.41%	8/26/2024	2,265	2,243	2,255	1.15%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S + 5.75%	10.59%	6/21/2027	110	(1)	(1)	0.00%
ShiftKey, LLC	First lien senior secured term loan	S + 5.75%	10.59%	6/21/2027	3,740	3,705	3,706	1.89%
						5,945	5,959	3.04%
Specialty retail
Dykstra's Auto, LLC	First lien senior secured delayed draw term loan	S + 5.75%	10.39%	10/22/2026	$186	$183	$183	0.09%
Dykstra's Auto, LLC	First lien senior secured revolving loan	P + 4.50%	10.75%	10/22/2026	38	15	15	0.01%
Dykstra's Auto, LLC	First lien senior secured term loan	S + 5.75%	10.59%	10/22/2026	492	482	483	0.25%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S + 6.00%	10.84%	12/22/2023	225	162	163	0.08%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S + 6.00%	10.84%	12/22/2023	223	220	220	0.11%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	S + 6.00%	10.84%	12/22/2026	38	29	29	0.01%
Kaizen Auto Care, LLC	First lien senior secured term loan	S + 6.00%	10.84%	12/22/2026	842	828	830	0.42%
Leonard Group, Inc.	First lien senior secured revolving loan	S + 6.00%	10.79%	2/26/2026	234	25	30	0.02%
Leonard Group, Inc.	First lien senior secured term loan	S + 6.00%	10.84%	2/26/2026	1,718	1,696	1,706	0.87%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	L + 6.50%	10.88%	11/16/2027	63	(1)	(1)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	L + 6.50%	10.88%	11/16/2027	1,357	1,337	1,339	0.68%
Soccer Post Acquisition, LLC	First lien senior secured delayed draw term loan	S + 5.75%	10.91%	6/30/2027	38	35	35	0.02%
Soccer Post Acquisition, LLC	First lien senior secured revolving loan	S + 5.75%	10.59%	6/30/2027	38	22	22	0.01%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S + 5.75%	10.59%	6/30/2027	705	694	695	0.36%
						5,727	5,749	—
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Trading companies and distributors
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S + 6.25%	10.80%	4/9/2027	$352	$348	$343	0.18%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S + 6.25%	10.80%	4/9/2027	234	189	188	0.10%
AFC Industries, Inc. (20)	First lien senior secured revolving loan	S + 6.25%	10.79%	10/9/2026	156	64	62	0.03%
AFC Industries, Inc.	First lien senior secured term loan	S + 6.25%	10.68%	4/9/2027	767	758	748	0.38%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	L + 5.75%	10.13%	10/31/2025	569	565	568	0.29%
Banner Buyer, LLC	First lien senior secured revolving loan	L + 5.75%	10.13%	10/31/2025	370	71	72	0.04%
Banner Buyer, LLC	First lien senior secured term loan	L + 5.75%	10.13%	10/31/2025	1,371	1,358	1,363	0.70%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S + 5.50%	9.80%	1/17/2025	439	215	215	0.11%
Empire Equipment Company, LLC	First lien senior secured term loan	S + 5.50%	9.94%	1/17/2025	1,547	1,530	1,533	0.78%
Montway LLC	First lien senior secured delayed draw term loan	S + 6.25%	11.06%	11/4/2025	675	665	665	0.34%
Montway LLC (6)	First lien senior secured revolving loan	S + 6.25%	11.47%	11/4/2025	150	(2)	(2)	0.00%
Montway LLC	First lien senior secured term loan	S + 6.25%	11.47%	11/4/2025	716	704	705	0.36%
Shearer Supply, LLC	First lien senior secured revolving loan	P + 4.25%	11.75%	9/17/2027	113	81	81	0.04%
Shearer Supply, LLC	First lien senior secured term loan	S + 5.25%	10.09%	9/17/2027	924	909	911	0.47%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	L + 4.75%	9.48%	10/31/2025	314	(3)	(3)	0.00%
Triad Technologies, LLC	First lien senior secured term loan	S + 5.50%	10.23%	10/31/2025	931	921	923	0.47%
						8,373	8,372	4.29%
Water utilities
Diamondback Buyer, LLC (6)	First lien senior secured revolving loan	S + 5.50%	10.38%	7/22/2026	$75	$(1)	$(1)	0.00%
Diamondback Buyer, LLC	First lien senior secured term loan	S + 5.50%	10.17%	7/22/2026	1,201	1,179	1,186	0.61%
						1,178	1,185	0.61%
Total non-controlled/non-affiliated senior secured debt						$180,510	$179,768	91.91%
Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		7/17/2025		$11	$12	0.01%
Shearer Supply, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		3/17/2028		5	5	0.00%
Total non-controlled/non-affiliated sponsor subordinated note						16	17	0.01%
Total non-controlled/non-affiliated investments						$180,526	$179,785	91.92%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (21) (22)	Equity - 1.90% membership interest					$7,123	10,333	5.28%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Twin Brook Segregated Equity Holdings, LLC (21) (22)	Equity - 2.11% membership interest					14	21	0.01%
Total non-controlled/affiliated investments						$7,137	$10,354	5.29%
Total investments						$187,663	$190,139	97.21%

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
(5)Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the Term Secured Overnight Financing Rate (“Term SOFR” or “S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of December 31, 2022, the reference rates for the floating rate loans were the Term SOFR of 4.30% and the Prime Rate of 7.50%.
(6)Represents revolvers and delayed draw term loans where the entire balance is unfunded as of December 31, 2022. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2022, non-qualifying assets represented approximately 5.55% of the total assets of the Company.
(8)Principal balance includes reserve for letter of credit of $1,875 on which the borrower pays 6.00%.
(9)Principal balance includes reserve for letter of credit of $15,654 on which the borrower pays 7.00%.
(10)Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 5.50%.
(11)Principal balance includes reserve for letter of credit of $2,145 on which the borrower pays 6.75%.
(12)Principal balance includes reserve for letter of credit of $9,735 on which the borrower pays 6.00%.
(13)Principal balance includes reserve for letter of credit of $2,851 on which the borrower pays 6.25%.
(14)Principal balance includes reserve for letter of credit of $2,620 on which the borrower pays 7.00%.
(15)Principal balance includes reserve for letter of credit of $3,337 on which the borrower pays 6.00%.
(16)Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 7.50%.
(17)Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(18)Principal balance includes reserve for letter of credit of $1,013 on which the borrower pays 5.00%.
(19)Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.00%.
(20)Principal balance includes reserve for letter of credit of $6,240 on which the borrower pays 6.25%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)
(21)As a practical expedient, the Company uses net asset value ("NAV") to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(22)Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $10,354 or 5.29% of the Company's net assets.

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)
Additional Information
Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	CAD 48	USD 35	1/23/2023	$—
Wells Fargo Bank, National Association	USD 640	CAD 872	1/23/2023	(4)
Wells Fargo Bank, National Association	USD 921	CAD 1,262	1/23/2023	(11)
Total				$(15)
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

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Beacon Oral Specialists Management LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2025	161	158	159	0.09%
Beacon Oral Specialists Management LLC (8)(9)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2025	534	527	528	0.29%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	L + 5.75%	12/14/2025	150	112	112	0.06%
Beacon Oral Specialists Management LLC (8)	First lien senior secured term loan	L + 5.75%	12/14/2025	954	940	942	0.51%
Behavior Frontiers, LLC (8)(21)	First lien senior secured revolving loan	L + 6.25%	5/21/2026	38	18	16	0.01%
Behavior Frontiers, LLC (8)	First lien senior secured term loan	L + 6.25%	5/21/2026	657	643	604	0.33%
Brightview, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2026	296	(5)	(3)	0.00%
Brightview, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/14/2026	62	(1)	(1)	0.00%
Brightview, LLC (8)(9)	First lien senior secured term loan	L + 5.75%	12/14/2026	3,323	3,258	3,287	1.79%
Canadian Orthodontic Partners Corp. (8)(14)	First lien senior secured delayed draw term loan	C + 6.50%	3/19/2026	360	186	188	0.10%
Canadian Orthodontic Partners Corp. (12)(14)	First lien senior secured revolving loan	P + 5.50%	3/19/2026	267	170	174	0.09%
Canadian Orthodontic Partners Corp. (14)	First lien senior secured term loan	C + 6.50%	3/19/2026	226	177	178	0.10%
Canadian Orthodontic Partners Corp. (13)(14)	First lien senior secured revolving loan	C + 6.50%	3/19/2026	107	(2)	(1)	0.00%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	L + 5.25%	8/11/2025	225	90	90	0.05%
Community Care Partners, LLC (13)	First lien senior secured revolving loan	L + 5.25%	8/11/2025	38	(1)	(1)	0.00%
Community Care Partners, LLC (6)	First lien senior secured term loan	L + 5.25%	8/11/2025	656	645	646	0.35%
Dermatology Medical Partners OpCo, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	10/29/2026	98	(1)	(1)	0.00%
Dermatology Medical Partners OpCo, LLC (13)	First lien senior secured revolving loan	L + 6.50%	10/29/2026	38	(1)	(1)	0.00%
Dermatology Medical Partners OpCo, LLC (8)	First lien senior secured term loan	L + 6.50%	10/29/2026	324	318	318	0.17%
Varsity DuvaSawko Operating Corp. (13)	First lien senior secured revolving loan	L + 6.25%	11/27/2024	474	(5)	(5)	0.00%
Varsity DuvaSawko Operating Corp. (8)	First lien senior secured term loan	L + 6.25%	11/27/2024	2,676	2,643	2,650	1.44%
EH Management Company, LLC (13)	First lien senior secured revolving loan	L + 6.00%	7/15/2026	38	(1)	(1)	0.00%
EH Management Company, LLC (8)	First lien senior secured term loan	L + 6.00%	7/15/2026	426	418	419	0.23%
Geriatric Medical and Surgical Supply, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/21/2025	300	(5)	(4)	0.00%
Geriatric Medical and Surgical Supply, LLC (8)	First lien senior secured term loan	L + 6.00%	12/21/2025	1,027	1,010	1,011	0.55%
Golden Bear PT Partners, LLC (8)	First lien senior secured delayed draw term loan	L + 6.25%	10/22/2026	382	143	143	0.08%
Golden Bear PT Partners, LLC (8)	First lien senior secured revolving loan	L + 6.25%	10/22/2026	38	1	1	0.00%
Golden Bear PT Partners, LLC (8)	First lien senior secured term loan	L + 6.25%	10/22/2026	1,500	1,471	1,471	0.80%
Guardian Dentistry Practice Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/14/2023	68	(1)	(1)	0.00%
Guardian Dentistry Practice Management, LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	8/20/2026	323	317	318	0.17%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Guardian Dentistry Practice Management, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/14/2023	23	—	—	0.00%
Guardian Dentistry Practice Management, LLC (8)	First lien senior secured term loan	L + 5.75%	8/20/2026	526	517	518	0.28%
Network Partners Acquisition, LLC (13)	First lien senior secured delayed draw term loan	L + 6.50%	12/30/2026	113	(2)	(2)	0.00%
Network Partners Acquisition, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/30/2026	38	(1)	(1)	0.00%
Network Partners Acquisition, LLC (8)	First lien senior secured term loan	L + 6.50%	12/30/2026	396	388	388	0.21%
Novum Orthopedic Partners Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/29/2027	298	(4)	(4)	0.00%
Novum Orthopedic Partners Management, LLC (13)	First lien senior secured revolving loan	L + 5.75%	12/29/2026	75	(1)	(1)	0.00%
Novum Orthopedic Partners Management, LLC (8)	First lien senior secured term loan	L + 5.75%	12/29/2027	2,176	2,132	2,132	1.16%
Peak Dental Services, LLC (8)	First lien senior secured delayed draw term loan	L + 6.00%	12/31/2025	529	477	478	0.26%
Peak Dental Services, LLC (8)	First lien senior secured revolving loan	L + 6.00%	12/31/2025	133	24	25	0.01%
Peak Dental Services, LLC (8)	First lien senior secured term loan	L + 6.00%	12/31/2025	545	535	536	0.29%
Peak Investment Holdings, LLC (8)	First lien senior secured delayed draw term loan	L + 6.50%	12/6/2024	603	10	1	0.00%
Peak Investment Holdings, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/6/2024	324	(4)	(9)	0.00%
Peak Investment Holdings, LLC (8)	First lien senior secured term loan	L + 6.50%	12/6/2024	1,301	1,283	1,264	0.69%
Pentec Acquisition Corp. (13)	First lien senior secured revolving loan	L + 6.00%	10/8/2026	75	(1)	(1)	0.00%
Pentec Acquisition Corp. (8)	First lien senior secured term loan	L + 6.00%	10/8/2026	1,006	987	996	0.54%
Revival Animal Health, LLC (13)	First lien senior secured revolving loan	L + 6.50%	4/6/2026	131	(2)	(2)	0.00%
Revival Animal Health, LLC (8)(12)	First lien senior secured term loan	L + 6.50%	4/6/2026	985	966	969	0.53%
RQM Buyer, Inc. (13)	First lien senior secured delayed draw term loan	L + 5.75%	8/12/2026	84	(2)	(1)	0.00%
RQM Buyer, Inc. (9)(13)	First lien senior secured revolving loan	L + 5.75%	8/12/2026	150	(3)	(1)	0.00%
RQM Buyer, Inc. (9)	First lien senior secured term loan	L + 5.75%	8/12/2026	1,162	1,140	1,151	0.63%
SAMGI Buyer, Inc. (13)	First lien senior secured revolving loan	L + 6.00%	4/14/2025	138	(3)	(2)	0.00%
SAMGI Buyer, Inc. (8)	First lien senior secured term loan	L + 6.00%	4/14/2025	1,164	1,142	1,146	0.62%
SCP ENT and Allergy Services, LLC (13)	First lien senior secured delayed draw term loan	L + 5.50%	12/15/2023	150	(2)	(2)	0.00%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured delayed draw term loan	L + 5.50%	9/25/2025	1,171	546	555	0.30%
SCP ENT and Allergy Services, LLC (13)	First lien senior secured revolving loan	L + 5.50%	12/15/2023	218	(5)	(3)	0.00%
SCP ENT and Allergy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	9/25/2025	1,568	1,535	1,543	0.84%
Signature Dental Partners LLC (6)(8)	First lien senior secured delayed draw term loan	L + 6.00%	10/29/2026	180	35	35	0.02%
Signature Dental Partners LLC (13)	First lien senior secured revolving loan	L + 6.00%	10/29/2026	38	(1)	(1)	0.00%
Signature Dental Partners LLC (8)	First lien senior secured term loan	L + 6.00%	10/29/2026	870	853	853	0.46%
Silver Falls MSO, LLC (8)	First lien senior secured revolving loan	L + 6.25%	8/30/2024	235	138	135	0.07%
Silver Falls MSO, LLC (8)	First lien senior secured term loan	L + 6.25%	8/30/2024	1,304	1,286	1,272	0.69%
SimiTree Acquisition LLC (8)	First lien senior secured delayed draw term loan	L + 5.25%	5/17/2026	888	528	529	0.29%
SimiTree Acquisition LLC (13)	First lien senior secured revolving loan	L + 5.25%	5/17/2026	178	(3)	(3)	0.00%
SimiTree Acquisition LLC (8)	First lien senior secured term loan	L + 5.25%	5/17/2026	1,151	1,131	1,132	0.61%
Southeast Primary Care Partners, LLC (6)	First lien senior secured delayed draw term loan	L + 6.25%	12/30/2025	300	54	54	0.03%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southeast Primary Care Partners, LLC (6)	First lien senior secured revolving loan	L + 6.25%	12/30/2025	225	26	26	0.01%
Southeast Primary Care Partners, LLC (6)	First lien senior secured term loan	L + 6.25%	12/30/2025	725	710	711	0.39%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured delayed draw term loan	L + 5.75%	1/27/2026	904	883	887	0.48%
Southern Orthodontic Partners Management, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	12/17/2023	75	(1)	(1)	0.00%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured revolving loan	L + 5.75%	1/27/2026	134	38	39	0.02%
Southern Orthodontic Partners Management, LLC (8)	First lien senior secured term loan	L + 5.75%	1/27/2026	1,021	1,001	1,003	0.54%
Vital Care Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.50%	10/19/2025	580	(8)	(7)	0.00%
Vital Care Buyer, LLC (8)	First lien senior secured term loan	L + 5.50%	10/19/2025	916	903	905	0.49%
Western Veterinary Partners, LLC (6)(8)	First lien senior secured delayed draw term loan	L + 5.25%	10/29/2026	334	204	206	0.11%
Western Veterinary Partners, LLC (13)	First lien senior secured revolving loan	L + 5.25%	10/29/2026	24	—	—	0.00%
Western Veterinary Partners, LLC (8)	First lien senior secured term loan	L + 5.25%	10/29/2026	759	745	748	0.41%
					39,217	39,257	21.32%
Health care technology
Millennia Patient Services, LLC (13)	First lien senior secured delayed draw term loan	L + 6.50%	3/8/2026	$267	$(4)	$(4)	0.00%
Millennia Patient Services, LLC (13)	First lien senior secured revolving loan	L + 6.50%	3/8/2026	134	(2)	(2)	0.00%
Millennia Patient Services, LLC (8)	First lien senior secured term loan	L + 6.50%	3/8/2026	1,000	983	985	0.54%
Spear Education, LLC (13)	First lien senior secured delayed draw term loan	L + 5.00%	2/26/2025	474	(3)	(8)	0.00%
Spear Education, LLC (13)	First lien senior secured revolving loan	L + 5.00%	2/26/2025	414	(3)	(7)	0.00%
Spear Education, LLC (9)	First lien senior secured term loan	L + 5.00%	2/26/2025	862	856	848	0.46%
					1,827	1,812	0.98%
Household durables
Storm Smart Buyer LLC (13)	First lien senior secured revolving loan	L + 6.00%	4/5/2026	$131	$(2)	$(2)	0.00%
Storm Smart Buyer LLC (9)	First lien senior secured term loan	L + 6.00%	4/5/2026	917	901	903	0.49%
Trademark Global, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	7/30/2024	61	—	—	0.00%
Trademark Global, LLC (6)	First lien senior secured revolving loan	L + 6.00%	7/30/2024	113	85	85	0.05%
Trademark Global, LLC (6)	First lien senior secured term loan	L + 6.00%	7/30/2024	1,834	1,826	1,829	0.99%
					2,810	2,815	1.53%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC (8)	First lien senior secured revolving loan	L + 5.50%	12/18/2025	$188	$67	$68	0.04%
Aquatic Sales Solutions, LLC (8)	First lien senior secured term loan	L + 5.50%	12/18/2025	2,541	2,495	2,503	1.36%
DealerOn Inc. (13)	First lien senior secured revolving loan	L + 5.50%	11/19/2024	314	(4)	(3)	0.00%
DealerOn Inc. (8)(9)	First lien senior secured term loan	L + 5.50%	11/19/2024	1,615	1,591	1,601	0.87%
					4,149	4,169	2.26%
IT services
Data Source Intermediate Holdings, LLC (13)	First lien senior secured revolving loan	L + 5.50%	2/11/2025	$123	$(2)	$(1)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Data Source Intermediate Holdings, LLC (8)(9)	First lien senior secured term loan	L + 5.50%	2/11/2025	824	813	815	0.44%
E-Phoenix Acquisition Co. Inc. (13)	First lien senior secured revolving loan	L + 5.75%	6/23/2027	75	(1)	(1)	0.00%
E-Phoenix Acquisition Co. Inc. (8)	First lien senior secured term loan	L + 5.75%	6/23/2027	1,445	1,428	1,431	0.78%
FreshAddress, LLC (13)	First lien senior secured revolving loan	L + 5.50%	10/5/2025	30	—	—	0.00%
FreshAddress, LLC (8)	First lien senior secured term loan	L + 5.50%	10/5/2025	1,706	1,682	1,685	0.92%
Library Associates, LLC (13)	First lien senior secured revolving loan	L + 7.00%	8/13/2023	84	(1)	(1)	0.00%
Library Associates, LLC (8)	First lien senior secured term loan	L + 7.00%	8/13/2023	258	254	254	0.14%
P&R Dental Strategies, LLC (13)	First lien senior secured revolving loan	L + 6.50%	12/22/2026	23	—	—	0.00%
P&R Dental Strategies, LLC (8)	First lien senior secured term loan	L + 6.50%	12/22/2026	660	647	647	0.35%
The Stratix Corporation (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/19/2027	75	(1)	(1)	0.00%
The Stratix Corporation (13)	First lien senior secured revolving loan	L + 6.00%	11/19/2027	75	(1)	(1)	0.00%
The Stratix Corporation (8)(9)	First lien senior secured term loan	L + 6.00%	11/19/2027	1,166	1,142	1,142	0.62%
					5,960	5,969	3.24%
Leisure equipment and products
MacNeill Pride Group Corp. (8)	First lien senior secured delayed draw term loan	L + 6.25%	4/22/2026	$392	$389	$390	0.21%
MacNeill Pride Group Corp. (8)	First lien senior secured revolving loan	L + 6.25%	4/22/2026	262	207	208	0.11%
MacNeill Pride Group Corp. (8)	First lien senior secured term loan	L + 6.25%	4/22/2026	876	868	870	0.47%
Performance PowerSports Group Purchaser, Inc. (7)	First lien senior secured revolving loan	L + 5.75%	10/8/2026	56	48	48	0.03%
Performance PowerSports Group Purchaser, Inc. (8)	First lien senior secured term loan	L + 5.75%	10/8/2026	1,490	1,461	1,463	0.79%
					2,973	2,979	1.62%
Leisure products
Motis Brands, Inc. (9)	First lien senior secured delayed draw term loan	L + 5.50%	8/31/2026	$79	$77	$77	0.04%
Motis Brands, Inc. (8)	First lien senior secured revolving loan	L + 5.50%	8/31/2026	56	41	41	0.02%
Motis Brands, Inc. (8)	First lien senior secured term loan	L + 5.50%	8/31/2026	662	650	651	0.35%
					768	769	0.42%
Life sciences tools and services
Aptitude Health Holdings, LLC (8)	First lien senior secured revolving loan	L + 5.25%	5/3/2026	$267	$22	$22	0.01%
Aptitude Health Holdings, LLC (8)	First lien senior secured term loan	L + 5.25%	5/3/2026	1,114	1,094	1,096	0.60%
					1,116	1,118	0.61%
Machinery
Abrasive Technology Intermediate, LLC (13)	First lien senior secured revolving loan	L + 5.75%	4/30/2026	$173	$(3)	$(3)	0.00%
Abrasive Technology Intermediate, LLC (9)	First lien senior secured term loan	L + 5.75%	4/30/2026	945	928	929	0.50%
DNS IMI Acquisition Corp (13)	First lien senior secured delayed draw term loan	L + 5.50%	11/23/2026	75	(1)	(1)	0.00%
DNS IMI Acquisition Corp (6)	First lien senior secured revolving loan	L + 5.50%	11/23/2026	18	2	2	0.00%
DNS IMI Acquisition Corp (12)	First lien senior secured revolving loan	P + 4.50%	11/23/2026	38	5	5	0.00%
DNS IMI Acquisition Corp (8)	First lien senior secured term loan	L + 5.50%	11/23/2026	1,665	1,632	1,632	0.89%
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Industrial Dynamics Company, Ltd. (13)(16)	First lien senior secured revolving loan	L + 6.00%	8/20/2024	141	(2)	(2)	0.00%
Industrial Dynamics Company, Ltd. (8)	First lien senior secured term loan	L + 6.00%	8/20/2024	894	882	880	0.48%
					3,443	3,442	1.87%
Media
ALM Media, LLC (13)(18)	First lien senior secured revolving loan	L + 7.00%	11/25/2024	$971	$(13)	$(15)	(0.01)%
ALM Media, LLC (8)	First lien senior secured term loan	L + 7.00%	11/25/2024	2,616	2,576	2,575	1.40%
Exclusive Concepts, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	12/9/2026	225	(4)	(4)	0.00%
Exclusive Concepts, LLC (13)	First lien senior secured revolving loan	L + 6.00%	12/9/2026	23	—	—	0.00%
Exclusive Concepts, LLC (8)	First lien senior secured term loan	L + 6.00%	12/9/2026	633	620	620	0.34%
Infolinks Media Buyco, LLC (13)	First lien senior secured delayed draw term loan	L + 6.00%	11/1/2026	39	—	—	0.00%
Infolinks Media Buyco, LLC (13)	First lien senior secured revolving loan	L + 6.00%	11/1/2026	38	(1)	(1)	0.00%
Infolinks Media Buyco, LLC (8)	First lien senior secured term loan	L + 6.00%	11/1/2026	1,164	1,141	1,141	0.62%
The Channel Company, LLC (13)	First lien senior secured revolving loan	L + 5.25%	11/1/2027	62	(1)	(1)	0.00%
The Channel Company, LLC (8)	First lien senior secured term loan	L + 5.25%	11/1/2027	1,547	1,521	1,521	0.83%
					5,839	5,836	3.17%
Metals and mining
Copperweld Group, Inc. (8)	First lien senior secured revolving loan	L + 5.50%	9/27/2024	$456	$252	$252	0.14%
Copperweld Group, Inc. (8)	First lien senior secured term loan	L + 5.50%	9/27/2024	2,157	2,124	2,126	1.15%
					2,376	2,378	1.29%
Personal products
Cosmetic Solutions, LLC (13)	First lien senior secured delayed draw term loan	L + 5.75%	10/17/2025	$366	$(5)	$(4)	0.00%
Cosmetic Solutions, LLC (13)	First lien senior secured revolving loan	L + 5.75%	10/17/2025	344	(5)	(4)	0.00%
Cosmetic Solutions, LLC (8)	First lien senior secured term loan	L + 5.75%	10/17/2025	2,775	2,733	2,743	1.49%
					2,723	2,735	1.49%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C + 6.50%	7/23/2026	$75	$(1)	$(1)	0.00%
Bio Agri Mix Holdings Inc. (13)(14)	First lien senior secured revolving loan	C + 6.50%	7/23/2026	30	(1)	—	0.00%
Bio Agri Mix Holdings Inc. (14)	First lien senior secured term loan	C + 6.50%	7/23/2026	1,257	981	978	0.53%
Formulated Buyer, LLC (8)	First lien senior secured delayed draw term loan	L + 5.25%	9/22/2026	300	24	24	0.01%
Formulated Buyer, LLC (8)(9)	First lien senior secured revolving loan	L + 5.25%	9/22/2026	188	64	64	0.03%
Formulated Buyer, LLC (8)(9)	First lien senior secured term loan	L + 5.25%	9/22/2026	465	456	457	0.25%
Maxor National Pharmacy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	12/6/2027	472	463	463	0.25%
Maxor National Pharmacy Services, LLC (13)	First lien senior secured revolving loan	L + 5.50%	12/6/2027	84	(2)	(2)	0.00%
Maxor National Pharmacy Services, LLC (8)	First lien senior secured term loan	L + 5.50%	12/6/2027	1,334	1,308	1,308	0.71%
					3,292	3,291	1.79%
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

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

Company(1)(2)	Investment	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
AFC Industries, Inc. (8)(9)	First lien senior secured term loan	L + 6.25%	4/9/2027	748	738	740	0.40%
Banner Buyer, LLC (6)	First lien senior secured delayed draw term loan	L + 5.75%	10/31/2025	1,043	564	569	0.31%
Banner Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.75%	10/31/2025	370	(4)	(3)	0.00%
Banner Buyer, LLC (6)	First lien senior secured term loan	L + 5.75%	10/31/2025	1,385	1,368	1,374	0.75%
Empire Equipment Company, LLC (13)	First lien senior secured delayed draw term loan	L + 5.50%	1/17/2025	941	(13)	(20)	(0.01)%
Empire Equipment Company, LLC (9)	First lien senior secured revolving loan	L + 5.50%	1/17/2025	439	119	116	0.06%
Empire Equipment Company, LLC (8)	First lien senior secured term loan	L + 5.50%	1/17/2025	1,291	1,271	1,264	0.69%
Montway LLC (13)	First lien senior secured delayed draw term loan	L + 6.25%	11/4/2025	675	(12)	(11)	(0.01)%
Montway LLC (13)	First lien senior secured revolving loan	L + 6.25%	11/4/2025	150	(3)	(2)	0.00%
Montway LLC (8)	First lien senior secured term loan	L + 6.25%	11/4/2025	723	710	711	0.39%
Shearer Supply, LLC (12)	First lien senior secured revolving loan	P + 4.50%	9/17/2027	113	39	39	0.02%
Shearer Supply, LLC (8)	First lien senior secured term loan	L + 5.50%	9/17/2027	807	791	793	0.43%
Triad Technologies, LLC (13)	First lien senior secured revolving loan	L + 4.75%	10/31/2025	314	(4)	(3)	0.00%
Triad Technologies, LLC (8)(9)	First lien senior secured term loan	L + 4.75%	10/31/2025	941	928	932	0.51%
					6,875	6,883	3.74%
Water utilities
Diamondback Buyer, LLC (13)	First lien senior secured revolving loan	L + 5.50%	7/22/2026	$75	$(1)	$(1)	0.00%
Diamondback Buyer, LLC (9)	First lien senior secured term loan	L + 5.50%	7/22/2026	855	838	842	0.46%
					837	841	0.46%
Total non-controlled/non-affiliated senior secured debt					$151,054	$151,105	82.08%
Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	7/17/2025		$11	$11	0.01%
Shearer Supply, LLC	Sponsor subordinated note	12.50% + 7.00% PIK	3/17/2028		5	5	0.00%
Total non-controlled/non-affiliated sponsor subordinated note					16	16	0.01%
Total non-controlled/non-affiliated investments					$151,070	$151,121	82.09%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (23)	Equity - 2.09% membership interest				$6,196	$7,972	4.33%
Twin Brook Segregated Equity Holdings, LLC (23)	Equity - 2.11% membership interest				14	14	0.01%
Total non-controlled/affiliated investments					6,210	7,986	4.34%
Total investments					$157,280	$159,107	86.43%

The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2021
(Amounts in thousands)

(1)Unless otherwise indicated, all investments are considered Level 3 investments.
(2)Unless otherwise indicated, all investments represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. Refer to Note 6 for further information.
(3)Principal/par amount is denominated in U.S. Dollar (“$”) unless otherwise noted, Canadian Dollars (“C$”).
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
(20)Principal balance includes reserve for letter of credit of$4,978 on which the borrower pays 6.25%.
(21)Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 6.25%.
(22)Principal balance includes reserve for letter of credit of $2,851 on which the borrower pays 6.50%.
(23)As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
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
Level 3Inputs that are unobservable.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
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
The Board has designated the Advisor as its “valuation designee” pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), and in that role, the Advisor is responsible for performing fair value determinations relating to all of the Company’s investments, including periodically assessing and managing any material valuation risks and establishing and applying fair value methodologies, in accordance with valuation policies and procedures that have been approved by the Board. Even though the Board designated the Advisor as “valuation designee” the Board ultimately responsible for fair value determinations under the 1940 Act.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility. Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method. For the year ended December 31, 2022, the Company amortized approximately $47,000 of financing costs, which have been included in “Interest” expense on the consolidated statements of operations. For the year ended December 31, 2021, the Company paid approximately $37,000 and amortized approximately $226,000 of financing costs, which have been included in “Interest” expense on the consolidated statements of operations. For the year ended December 31, 2020, the Company paid approximately $118,000 of financing costs, of which approximately $147,000 have been amortized and included in “Interest” expense on the consolidated statement of operations.
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments.  Such fees are deferred when received and recognized as earned over the applicable period.  For the year ended December 31, 2022, the Company received approximately $334,000 of agent fees. During the year ended December 31, 2022, approximately $317,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the year ended December 31, 2021, the Company received approximately $265,000 of agent fees. During the year ended December 31, 2021, approximately $189,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the year ended December 31, 2020, the Company received approximately $142,000 of agent fees. During the year ended December 31, 2020, approximately $93,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statement of operations.
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
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.  For the years ended December 31, 2022 and 2021, the Company did not accrue U.S. federal excise tax.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax.  For the years ended December 31, 2022 and 2021, the Company did not accrue any U.S. federal tax expense related to Twin Brook Equity XVIII Corp.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year.  All penalties and interest associated with income taxes are included in income tax expense.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  There were no tax penalties, and no interest associated with income taxes was incurred through December 31, 2022.
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the year ended December 31, 2022, the Company earned approximately $369,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the year ended December 31, 2021, the Company earned approximately $375,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the year ended December 31, 2020, the Company earned approximately $259,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
Investments at fair value and amortized cost consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$180,510	$179,768	$151,054	$151,105
Sponsor subordinated note	16	17	16	16
Investment in affiliated fund	7,137	10,354	6,210	7,986
Total investments	$187,663	$190,139	$157,280	$159,107
The industry composition of investments based on fair value as of December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Aerospace and defense	1.1%	1.3%
Air freight and logistics	0.4%	—%
Auto components	1.7%	1.4%
Chemicals	4.0%	4.6%
Commercial services and supplies	5.4%	3.7%
Construction and engineering	1.8%	1.6%
Containers and packaging	2.6%	3.9%
Distributors	0.5%	0.3%
Diversified consumer services	7.5%	8.9%
Electrical equipment	0.7%	0.8%
Electronic equipment, instruments and components	1.4%	1.4%
Food and staples retailing	2.9%	2.3%
Food products	1.9%	0.9%
Gas utilities	0.8%	0.9%
Health care equipment and supplies	2.5%	2.0%
Health care providers and services	25.2%	24.8%
Health care technology	1.3%	1.1%
Household durables	1.5%	1.8%
Internet and direct marketing retail	2.2%	2.6%
IT services	2.9%	3.8%
Leisure equipment and products	1.6%	1.9%
Leisure products	0.6%	0.5%
Life sciences tools and services	0.6%	0.7%
Machinery	1.9%	2.2%
Media	3.6%	3.7%
Metals and mining	1.2%	1.5%
Multisector holdings	5.5%	5.0%
Personal products	1.6%	1.7%
Pharmaceuticals	1.7%	2.1%
Professional services	0.4%	0.5%
Real estate management and development	1.5%	1.0%
Semiconductors and semiconductor equipment	0.4%	0.5%
Software	3.1%	2.1%
Specialty retail	3.0%	2.5%

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Textiles, apparel and luxury goods	—%	1.2%
Trading companies and distributors	4.4%	4.3%
Water utilities	0.6%	0.5%
Total	100.0%	100.0%
As of December 31, 2022, 99.2% of investments were based in the United States and 0.8% were based in Canada. As of December 31, 2021, 99.0% of investments were based in United States and 1.0% were based in Canada.
Note 4.  Fair Value of Investments
Fair Value Disclosures
The following table presents the fair value hierarchy of investments as of December 31, 2022 and 2021:

	Assets at Fair Value as of December 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$179,768	$179,768
Sponsor subordinated note	—	—	17	17
Total	$—	$—	$179,785	$179,785
Investments measured at net asset value(1)				10,354
Total financial instruments, at fair value				$190,139
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Liabilities at Fair Value as of December 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$—	$15	$—	$15

	Assets at Fair Value as of December 31, 2021
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$151,105	$151,105
Sponsor subordinated note	—	—	16	16
Net foreign currency forward contracts	—	36	—	36
Total	$—	$36	$151,121	$151,157
Investments measured at net asset value(1)				7,986
Total investments, at fair value				$159,143
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
The following tables presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2022 and 2021:

Level 3 Assets at Fair Value for the Year Ended December 31, 2022*
(Amounts in thousands)	Balance 1/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2022
First lien senior secured debt	$151,105	$71,154	$(42,810)	$1,051	$61	$(793)	$179,768	$(793)
Sponsor subordinated note	16	—	—	—	—	1	17	1
Total	$151,121	$71,154	$(42,810)	$1,051	$61	$(792)	$179,785	$(792)
*    Gains and losses are included in their respective captions in the consolidated statement of operations.
**    Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

Level 3 Assets at Fair Value for the Year Ended December 31, 2021*
(Amounts in thousands)	Balance 1/1/2021	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 12/31/2021	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 12/31/2021
First lien senior secured debt	$75,805	$124,052	$(50,391)	$792	$186	$661	$151,105	$665
Sponsor subordinated notes	7	7	—	2	—	—	16	—
Total	$75,812	$124,059	$(50,391)	$794	$186	$661	$151,121	$665
*    Gains and losses are included in their respective captions in the consolidated statement of operations.
**    Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
The Company, did not have transfers of investments to or from Level 3 during the years ended December 31, 2022 or 2021.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
Significant Unobservable Inputs
In accordance with ASC 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and 2021.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

Asset Class	Fair Value as of 12/31/22	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$171,353	Discounted cash flow	Yield	9.6% - 16.9%	11.1%	Decrease
	2,323	Market comparable	Forward EBITDA multiple	8.8x	8.8x	Increase
Sponsor subordinated note	17	Market comparable	LTM EBITDA multiple	7.1x	7.1x	Increase
	$173,693
(1)Weighted average is calculated by weighing the significant unobservable input by the relative fair value of each investment in the category.

Asset Class	Fair Value as of 12/31/21	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$104,516	Discounted cash flow	Yield	6.7% - 11.5%	8.2%	Decrease
Sponsor subordinated note	16	Market comparable	LTM EBITDA multiple	7.0x		Increase
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
Note 5.  Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations. There were no outstanding borrowings as of December 31, 2022 and 2021.
On August 14, 2019, the Company entered into a revolving credit facility (the “Subscription Facility”) with Wells Fargo Bank, National Association (the “Lender”).  The Subscription Facility enabled the Company to request loans from the

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
Lender up to a maximum commitment of $15 million.  The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of investors in the Company.  The total amount available under the Subscription Facility may be reduced as a result of decreases in the unfunded capital commitments of investors in the Company as well as other provisions of the Subscription Facility. On May 4, 2022, the Company terminated the Subscription Facility's revolving credit agreement.
Borrowings under the Subscription Facility bore interest at either (i) LIBOR plus the applicable margin of 1.50%, if the borrowing is a LIBOR Rate Loan or (ii) the Prime Rate plus the applicable margin of 0.50%, if the borrowing is a Reference Rate Loan.  As of December 31, 2022 and 2021, there were no outstanding borrowings. In addition, the Company paid an unused commitment fee of 0.20% per annum on the daily unused commitments of the Lender.  The maturity date of the Subscription Facility was August 12, 2022.
The Subscription Facility contained representations, warranties, covenants, including financial covenants, events of default and indemnities that are customary for agreements of this type.  As of December 31, 2021, and through the date of termination, the Company was in compliance in all material respects with such covenants.
There were no debt obligations as of December 31, 2022.
Debt obligations consisted of the following as of December 31, 2021:

	As of December 31, 2021
(Amounts in thousands)	Maximum Principal Amount Committed	Principal Amount Outstanding	Principal Amount Available(1)	Carrying Value
Subscription facility	$15,000	$—	$3,564	$—
Total debt	$15,000	$—	$3,564	$—
(1)The amount available includes any limitations related to the Subscription Facility’s borrowing base.
For the years ended December 31, 2022, 2021 and 2020, the components of interest expense were as follows:

(Amounts in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest expense	$11	$33	$219
Amortization of deferred financing costs	47	226	147
Total interest expense	$58	$259	$366
Average interest rate	N/A	3.04%	2.78%
Average daily borrowings	N/A	$73	$4,622
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
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
For the year ended December 31, 2022, the Administrator charged approximately $226,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the year ended December 31, 2021, the Administrator charged approximately $536,000 for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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
As of December 31, 2022 and 2021, the Company had approximately $677,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statement of assets and liabilities.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
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
For the year ended December 31, 2022, the Company accrued approximately $1.0 million of base management fees payable to the Advisor, of which $281,000 were unpaid as of December 31, 2022.  For the year ended December 31, 2021, the Company accrued approximately $612,000 of base management fees payable to the Advisor, of which $196,000 were unpaid as of December 31, 2021. For the year ended December 31, 2020, the Company accrued approximately $364,000 of base management fees payable to the Advisor.
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
The second part, the capital gains incentive fee, is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Management Agreement), and equals 16.75% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of the fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”). We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain.
For the year ended December 31, 2022, the Company accrued approximately $2.1 million of income incentive fees payable to the Advisor, of which $712,000 were unpaid as of December 31, 2022. For the year ended December 31, 2021, the Company accrued approximately $912,000 of income incentive fees payable to the Advisor, of which $345,000 were unpaid as of December 31, 2021. For year ended December 31, 2020, the Company accrued approximately $213,000 of income incentive fees payable to the Advisor.
For the year ended December 31, 2022, the Company accrued approximately $583,000 of capital gains incentive fees, of which $583,000 were unpaid as of December 31, 2022 and none of which were payable to the Advisor.

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
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
Investment in Affiliated Funds
Fair value as of December 31, 2022 and 2021 and transactions for the years ended December 31, 2022 and 2021 of the Company’s investments in affiliates were as follows:

Investment in Affiliated Fund at Fair Value for the Year Ended December 31, 2022
(Amounts in thousands)	Fair Value as of January 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$7,972	$1,352	$(1,099)	$674	$1,434	$10,333	$—
Twin Brook Segregated Equity Holdings, LLC	14	—	—	—	7	21	—
Total non-controlled/affiliated investments	$7,986	$1,352	$(1,099)	$674	$1,441	$10,354	$—

Investment in Affiliated Fund at Fair Value for the Year Ended December 31, 2021
(Amounts in thousands)	Fair Value as of January 1, 2021	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2021	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$3,721	$3,076	$(81)	$—	$1,256	$7,972	$—
Twin Brook Segregated Equity Holdings, LLC	—	14	—	—	—	14
Total non-controlled/affiliated investments	$3,721	$3,090	$(81)	$—	$1,256	$7,986	$—
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
For the years ended December 31, 2022 and 2021, the Company’s average USD notional exposure to foreign currency forward contracts was approximately $1,853,000 and $1,473,000, respectively.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2022:

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	$—	$15	$(15)	$—	$(15)
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
The effect of transactions in derivative instruments on the consolidated statements of operations during the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net change in unrealized gain (loss) on foreign currency forward contracts	$(51)	$36
Realized gain (loss) on foreign currency forward contracts	155	(78)

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
As of December 31, 2022 and 2021, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	December 31, 2022	December 31, 2021
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$199	$199
626 Holdings Equity, LLC	229	—
Abrasive Technology Intermediate, LLC	121	173
ACES Intermediate, LLC	150	—
Advanced Lighting Acquisition, LLC	324	324
AEP Passion Intermediate Holdings, Inc.	48	91
AFC Industries, Inc.	131	223
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	383	534
AHR Intermediate, Inc	252	—
Alliance Environmental Group, LLC	23	113
ALM Media, LLC	971	971
Altamira Material Solutions, LP	45	45
AM Buyer, LLC	111	111
Answer Acquisition, LLC	38	38
Apex Dental Partners, LLC	179	215
Aptitude Health Holdings, LLC	267	240
Aquatic Sales Solutions, LLC	80	117
ARC Healthcare Technologies, LLC	244
ASC Ortho Management, LLC	69	398
ASP Global Acquisition, LLC	647	534
AvCarb, LLC	467	704
Banner Buyer, LLC	296	838
BBG Intermediate Holdings, Inc.	229	233
BCI Burke Holding Corp.	185	196
Beacon Oral Specialists Management LLC	152	36
Behavior Frontiers, LLC	19	19
Benefit Plan Administrators of Eau Claire, LLC	225	—
Bio Agri Mix Holdings Inc.	85	89
Brightview, LLC	111	358
Bulk Lift International, LLC	38	—
Canadian Orthodontic Partners Corp.	168	237
CCG Acquisition, Inc.	19	—
Change Academy at Lake of the Ozarks, LLC	113	—
Community Care Partners, LLC	136	169
Copperweld Group, Inc.	401	197
Cosmetic Solutions, LLC	344	710
CPS HVAC Group, LLC	144	188
Custom Agronomics Holdings, LLC	45	—
Data Source Intermediate Holdings, LLC	—	123
DealerOn Inc.	314	314

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2022	December 31, 2021
Dermatology Medical Partners OpCo, LLC	78	134
Diamondback Buyer, LLC	75	75
DNS IMI Acquisition Corp	122	124
Domino Equipment Company, LLC	79	79
Double E Company, LLC	99	—
Dykstra's Auto, LLC	22	129
Edko Acquisition, LLC	34	38
EH Management Company, LLC	15	38
Empire Equipment Company, LLC	219	1,254
EMSAR Acquisition LLC	13	542
Endodontic Practice Partners, LLC	145	—
Engelman Baking Co., LLC	174	153
E-Phoenix Acquisition Co. Inc.	75	75
Exclusive Concepts, LLC	74	248
Formulated Buyer, LLC	297	390
Franchise Fastlane, LLC	15
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	26
Golden Bear PT Partners, LLC	188	267
Green Monster Acquisition, LLC	38	38
Groundworks Operations, LLC	420	575
Guardian Dentistry Practice Management, LLC	23	90
Highland Acquisition, Inc.	30	—
HLSG Intermediate, LLC	60	—
Home Brands Group Holdings, Inc.	48	48
Hydromax USA, LLC	68	182
Icelandirect, LLC	2	23
Icreon Holdings, LLC	23
Industrial Dynamics Company, Ltd.	—	141
Infolinks Media Buyco, LLC	77	77
Innovative FlexPak, LLC	154	408
IPC Pain Acquistion, LLC	303	—
ISSA, LLC	131	66
ITSavvy LLC	113	—
Jansy Packaging, LLC	—	706
Juniper Landscaping Holdings LLC	51	110
Kaizen Auto Care, LLC	66	204
Kalkomey Enterprises, LLC	77	77
Lakeshirts LLC	—	80
Leonard Group, Inc.	203	197
Library Associates, LLC	—	84
Load One Purchaser Corporation	218	—
MacNeill Pride Group Corp.	225	52
Mad Rose Company, LLC	58	119

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2022	December 31, 2021
Main Street Gourmet, LLC	643	704
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	84	84
Medical Technology Associates, Inc.	38	$—
MetaSource, LLC	109	—
Millennia Patient Services, LLC	367	401
Montway LLC	150	825
Motis Brands, Inc.	—	14
MRC Keeler Acquisition, LLC	75	300
Nelson Name Plate Company	89	94
Network Partners Acquisition, LLC	150	150
NH Kronos Buyer, Inc.	263	—
Nimlok Company, LLC	320	320
Novum Orthopedic Partners Management, LLC	—	373
NSG Buyer, Inc.	—	294
NutriScience Innovations, LLC	131	131
P&R Dental Strategies, LLC	23	23
Peak Dental Services, LLC	303	149
Peak Investment Holdings, LLC	908	908
Pentec Acquisition Corp.	75	75
Performance PowerSports Group Purchaser, Inc.	56	8
PHGP MB Purchaser, Inc.	166	—
Pink Lily Holdings, LLC	63	46
PPW Acquisition, LLC	—	30
Propio LS, LLC	19	—
Purpose Home Health Acquisition, LLC	188	—
Qin's Buffalo, LLC	113	—
Raneys, LLC	38	—
Reliable Medical Supply LLC	97	178
Revival Animal Health, LLC	86	131
Rose Paving, LLC	41	—
RQM Buyer, Inc.	191	234
RTP Acquisition, LLC	34	38
Sage Dental Management, LLC	75	—
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	38	38
SCA Buyer, LLC	167	412
SCP Beverage Buyer, LLC	23	38
SCP ENT and Allergy Services, LLC	413	966
Shearer Supply, LLC	30	71
ShiftKey, LLC	110	120
Signature Dental Partners LLC	65	179
Silver Falls MSO, LLC	2	94
SimiTree Acquisition LLC	186	522
SIMKO Merger Sub, LLC	170	—

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued

Portfolio Company	December 31, 2022	December 31, 2021
Soccer Post Acquisition, LLC	17	—
Southeast Primary Care Partners, LLC	177	435
Southern Orthodontic Partners Management, LLC	136	167
Southern Sports Medicine Partners, LLC	175	—
Spear Education, LLC	—	888
Spectrum Solutions, LLC	267	267
Starwest Botanicals Acquisition, LLC	—	174
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	22	38
Storm Smart Buyer LLC	52	131
Sun Orchard, LLC	105	—
Teel Plastics, LLC	324	324
The Channel Company, LLC	58	62
The Stratix Corporation	—	150
Trademark Global, LLC	9	88
Triad Technologies, LLC	314	314
United Land Services Opco Parent, LLC	693	914
Universal Pure, LLC	278	—
USALCO, LLC	58	93
Vanguard Packaging, LLC	481	303
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	38	38
Vital Care Buyer, LLC	483	580
Western Veterinary Partners, LLC	22	147
Yard-Nique, Inc	163	—
Total unfunded portfolio company commitments	$23,867	$30,379
(1)Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
As of December 31, 2022 and 2021, approximately $207,000 and $185,000, respectively, of the Company’s unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company’s investments.
Investor Commitments
As of December 31, 2022 and 2021, the Company had $216.0 million in total capital commitments from investors ($21.6 million and $32.4 million, respectively, undrawn).  These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO or the five year anniversary of the Initial Closing, subject to certain exceptions.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business.  As of December 31, 2022 and 2021, management was not aware of any material pending or threatened litigation.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
Note 9.  Net Assets
Subscriptions and Drawdowns
As of December 31, 2022, the Company had 9,672,358 shares issued and outstanding with a par value of $0.001 per share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitment on an as-needed basis each time the Advisor delivers a drawdown notice to such investors.
During the years ended December 31, 2022, 2021, and 2020, the Advisor delivered the following capital call notices to investors:

Year Ended December 31, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
May 12, 2022	May 26, 2022	531,182	$10.80

Year Ended December 31, 2021
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
Dividends
The following tables reflect dividends declared on shares of the Company’s common stock during the years ended December 31, 2022, 2021, and 2020:

For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Dividend per Share
April 14, 2022	April 18, 2022	April 29, 2022	$0.20
May 11, 2022	June 30, 2022	July 29, 2022	$0.20
August 10, 2022	September 30, 2022	October 31, 2022	$0.20
December 19, 2022	December 30, 2022	January 31, 2023	$0.52

For the Year Ended December 31, 2021
Date Declared	Record Date	Payment Date	Dividend per Share
April 22, 2021	April 26, 2021	April 30, 2021	$0.20
July 22, 2021	July 26, 2021	July 30, 2021	$0.20
October 14, 2021	October 18, 2021	October 29, 2021	$0.20
December 27, 2021	December 31, 2021	January 31, 2022	$0.20

Year Ended December 31, 2020
Date Declared	Record Date	Payment Date	Dividend per Share
July 16, 2020	July 27, 2020	July 31, 2020	$0.20
October 15, 2020	October 26, 2020	October 30, 2020	$0.20
December 21, 2020	December 30, 2020	January 29, 2021	$0.26
Note 10.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in thousands, except share and per share amounts)
Net increase (decrease) in net assets resulting from operations	$11,416	$6,874	$1,886
Weighted average shares of common stock outstanding - basic and diluted	9,459,885	5,626,642	3,097,918
Earnings (loss) per share - basic and diluted	$1.21	$1.22	$0.61
Note 11.  Income Taxes
All of the dividends declared for the years ended December 31, 2022, 2021, and 2020 were derived from ordinary income, as determined on a tax basis.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. For the year ended December 31, 2022, permanent differences were approximately $55,000, primarily related to net income from wholly-owned subsidiary. For the year ended December 31, 2021, permanent differences were approximately $415,000, consisting of nondeductible offering costs.
The following reconciles the increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2022, 2021, and 2020, respectively:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in thousands)
Net increase (decrease) in net assets resulting from operations	$11,416	$6,874	$1,886
Adjustments:
Net realized gain (loss) for tax not included in book realized income	(51)	36	—
Net change in unrealized gain (loss) from investments transactions excluding foreign currency forward contracts	(598)	(1,957)	150
Deferred organizational costs	(24)	(24)	(24)
Other nondeductible expenses and excise taxes	—	—	433
Net income from consolidated wholly-owned subsidiary	(55)	26	—
Taxable income(1)	$10,688	$4,955	$2,445
(1)Taxable income is an estimate and is not fully determined until the Company's tax return is filed.
The components of accumulated undistributed (over-distributed) earnings (losses) as calculated on a tax basis for the years ended December 31, 2022 and 2021 were as follows:

(Amounts in thousands)	December 31, 2022	December 31, 2021
Distributable capital gains	$—	$2
Other temporary book/tax differences	(603)	(590)
Net unrealized appreciation (depreciation) on investments	2,476	1,827
Total accumulated undistributed (over-distributed) earnings	$1,873	$1,239
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, as of December 31, 2022 and 2021 were as follows:

(Amounts in thousands)	December 31, 2022	December 31, 2021
Tax cost	$187,663	$157,280
Gross unrealized appreciation	4,466	2,567
Gross unrealized depreciation	(1,990)	(740)
Net unrealized appreciation/(depreciation) on investments	$2,476	1,827
For the year ended December 31, 2022, the percentage of total dividends paid that constituted net-capital gain was 3.86%.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements - Continued
Note 12.  Financial Highlights
The following are financial highlights for a common share outstanding during the years ended December 31, 2022, 2021, 2020, and 2019:

(Amounts in thousands, except share and per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Period from May 6, 2019 (Inception) to December 31, 2019
Per share data:
Net asset value, beginning of period	$20.14	$19.75	$19.77	$—
Net investment income (loss)(1)	1.05	0.86	0.66	(0.62)
Net realized and unrealized gain (loss) on investment transactions(1)	0.16	0.36	(0.05)	0.08
Total from operations	1.21	1.22	0.61	(0.54)
Impact of issuance of common stock	(0.01)	(0.03)	0.03	20.31
Dividends declared	(1.12)	(0.80)	(0.66)	—
Total increase (decrease) in net assets	0.08	0.39	(0.02)	19.77
Net asset value, end of period	$20.22	$20.14	$19.75	$19.77
Shares outstanding, end of period	9,672,358	9,141,176	4,482,000	2,160,000
Total return(2)(3)	5.9%	6.0%	3.2%	(1.2)%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	3.0%	3.4%	5.8%	7.6%
Ratio of net expenses to average net assets(3)(4)(6)	3.0%	3.4%	5.2%	6.7%
Ratio of net investment income (loss) to average net assets(3)(4)	5.1%	4.3%	3.4%	(2.4)%
Net assets, end of period	$195,587	$184,098	$88,501	$42,701
Weighted average shares outstanding	9,459,885	5,626,642	3,097,918	925,215
Total capital commitments, end of period	$216,000	$216,000	$216,000	$216,000
Ratio of total contributed capital to total committed capital, end of period	90.0%	85.0%	41.5%	20.0%
Portfolio turnover rate(7)	25.1%	42.3%	19.9%	26.2%
Asset coverage ratio(8)	N/A	N/A	N/A	756.9%
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
(3)The total return and ratios for the period from May 6, 2019 (inception) to December 31, 2019 were not annualized.
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
(8)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. The ratio is not applicable as of December 31, 2022, 2021, and 2020 as there was no debt outstanding at the end of those periods.

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
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed in this Annual Report on Form 10-K and other reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022. It should be noted that any system of controls, regardless of design and execution, can provide only reasonable assurance of achieving the desired control objectives.
Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2022 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Name(1)	Age	Position(s)
Interested Directors(2)(3)
Trevor Clark	57	Director, Chairman of the Board, Chief Executive Officer, and President of the Company. President and Chief Executive Officer of the Advisor. Managing Director of Angelo Gordon.
Terrence Walters	43	Director, Chief Financial Officer, and Treasurer of the Company. Chief Financial Officer and Treasurer of the Advisor, Managing Director of Angelo Gordon.
Independent Directors(2)
James E. Bowers	75	Director
James N. Hallene	61	Director
Lance A. Ludwick	56	Director
Executive Officers Who Are Not Directors
Richa Gulati	42	Chief Compliance Officer
Jenny B. Neslin	40	General Counsel and Secretary
(1)The address for each director is c/o AG Twin Brook BDC, Inc., 245 Park Avenue, 26th Floor, New York, New York 10167.
(2)Our directors are divided into three classes, each holding office for a three-year term. However, the initial members of the three classes had initial terms of one, two and three years, respectively. At each annual meeting of shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election. Each director will hold office for the term to which he or she is elected and serve until his or her successor is duly elected and qualified.
(3)“Interested person” of our company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Clark and Walters are each an “interested person” because of their affiliation with Angelo Gordon.
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
Lance A. Ludwick.  Mr. Ludwick serves as an Independent Director and as a member of the Audit, Nominating and Corporate Governance, and Independent Directors Committees. He is the Chair of our Audit Committee. He is the Vice President of Mergers & Acquisitions at Sysco Corporation (the parent company of Bellissimo Holdings, LLC). Mr. Ludwick is also a principal of LC7 Advisors, LLC, a firm that provides M&A advisory services and management/operational improvement consulting. Prior to that Mr. Ludwick served as the Vice President for Mergers & Acquisitions and Corporate Strategy at US Foods, Inc. and the Vice President of Strategic Planning for Constellation Brands, Inc., as well as various other positions providing advice on mergers and acquisitions and corporate operational strategy. Mr. Ludwick holds a B.B.A. in Accounting from the University of Iowa.
Executive Officers Who Are Not Directors
Richa Gulati joined Angelo Gordon in May 2022 as its Chief Compliance Officer and Associate General Counsel. Effective August 2022, Ms. Gulati also serves as the Chief Compliance Officer of AG Twin Brook Capital Income Fund. Prior to joining Angelo Gordon, from 2015 to May 2022, Ms. Gulati served as Chief Compliance Officer and Counsel of Willett Advisors LLC, where she oversaw global compliance and regulatory affairs. Prior to Willett Advisors, Ms. Gulati served in various legal and compliance roles at Oaktree Capital Management, L.P. (2011 to 2015), and D.E. Shaw & Co., L.P. (2008 to 2011), and began her career as a litigation associate at Cleary Gottlieb Steen & Hamilton LLP (2005 to 2008). Ms. Gulati holds a B.A. degree from University of Texas at Austin and a J.D. degree from Harvard University.
Jenny B. Neslin joined Angelo Gordon’s legal team as a Managing Director in April 2021 and serves as the Company’s General Counsel and Secretary.  Ms. Neslin also serves as General Counsel and Secretary of AG Mortgage Investment Trust, Inc. (NYSE:  MITT) and AG Twin Brook Capital Income Fund, positions she has held since April 2021 and February 2022, respectively.  Prior to joining Angelo Gordon, Ms. Neslin was Managing Director and Deputy General Counsel at Colony Capital, Inc. (NYSE:  CLNY) (“Colony Capital”), which is now known as DigitalBridge Group, Inc. (NYSE:  DBRG).  At Colony Capital, Ms. Neslin was responsible for legal oversight of Colony Capital’s capital markets activities (including public and private equity and debt offerings), ongoing disclosure and reporting obligations under U.S. federal securities laws and corporate governance matters.  In addition, from August 2015 to January 2018, Ms. Neslin served as General Counsel and Secretary for each of NorthStar Real Estate Income Trust, Inc. (“NS Income”) and NorthStar Real Estate Income II, Inc. (“NS Income II”).  NS Income and NS Income II were public, non-traded real estate investment trusts managed by NorthStar Asset Management Group Inc. (“NorthStar”), until NorthStar’s merger with Colony Capital in January 2017.  Prior to joining an affiliate of NorthStar in July 2013, Ms. Neslin was an associate in the Capital Markets group at Clifford Chance US LLP, where she primarily advised REITs and investment banks in public and private capital markets transactions.  Ms. Neslin holds a Bachelor of Music in Music Business from New York University and a Juris Doctor from Benjamin N. Cardozo School of Law at Yeshiva University.

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
Board Meetings and Attendance
During 2022, including both regularly scheduled and special meetings, our Board met a total of eight times, the Audit Committee met a total of four times, the Nominating and Corporate Governance Committee met a total of four times, and the Independent Directors Committee met a total of four times. During 2022, all of the Company's Directors attended at least 75% the meetings of the Board. Additionally, in 2022, 100% of the members of the Audit Committee, the Nominating and Corporate Governance Committee and the Independent Directors Committee attended all of the regularly scheduled meetings of such committees. During each meeting of the Audit Committee, the Audit Committee met privately with the Company's independent registered public accounting firm.
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
The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board, our Company and our stockholders. In considering possible candidates for election as a director, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:
•are of high character and integrity;
•are accomplished in their respective fields, with superior credentials and recognition;
•have relevant expertise and experience upon which to be able to offer advice and guidance to management;
•have sufficient time available to devote to our affairs;
•are able to work with the other members of the Board and contribute to our success;
•can represent the long-term interests of our stockholders as a whole; and
•are selected such that the Board represents a range of backgrounds and experience.
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

We also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time. We did not pay compensation to our directors who also serve in an executive officer capacity for us or Anglo, Gordon for the year ended December 31, 2022.
The Company’s directors were paid compensation of $180,000 in connection with their service on the Board during the year ended December 31, 2022. No director or executive officer receives pension or retirement benefits from the Company.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the 1940 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to fiscal year ended December 31, 2022, such persons complied with all such filing requirements.
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

Name and address(1)	Shares Beneficially Owned	Percentage
Beneficial Owners of More Than 5%
Electricity Pensions Trustee Limited as Scheme Trustee for the Electricity Supply Pension Scheme (Manweb Group)(2)	1,227,287	13.4%
SPPS Trustee Limited as Trustee of the ScottishPower Pension Scheme(3)	3,639,542	39.8%
The Weir Group Pension Trust Limited as Trustee for the Weir Group Pension & Retirement Savings Scheme(4)	1,311,928	14.4%
AG Twin Brook BDC Holdings, Ltd(5)	2,962,418	32.4%
Independent Directors
James E. Bowers	—	—%
James N. Hallene	—	—%
Lance A. Ludwick	—	—%
Interested Directors
Trevor Clark	—	—%
Terrence Walters	—	—%
Executive Officers
Richa Gulati	—	—%
Jenny B. Neslin	—	—%
Directors and Executive Officers as a Group (7 persons)	—	—%
(1)The address for each Director or officer is c/o AG Twin Brook BDC, Inc., 245 Park Avenue, 26th Floor, New York, NY  10167.
(2)The address of Electricity Pensions Trustee Limited as Scheme Trustee for the Electricity Supply Pension Scheme (Manweb Group) is Elder House, St. Georges Business Park, 207 Booklands Road, Weybridge, KT13 0TS, United Kingdom.
(3)The address of SPPS Trustee Limited as Trustee of the ScottishPower Pension Scheme is 320 St. Vincent Street, Glasgow, G2 5AD, United Kingdom.
(4)The address of The Weir Group Pension Trust Limited as Trustee for the Weir Group Pension & Retirement Savings Scheme is 1 West Regent Street, Glasgow, G2 1AR, United Kingdom.
(5)The investment adviser of AG Twin Brook BDC Holdings, Ltd., a Cayman Islands exempted company (“Holdings”), is the Advisor.  Holdings disclaims beneficial ownership of the shares of Common Stock held by it except to the extent of its pecuniary interest therein.  The address for Holdings is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, Grand Cayman, Cayman Islands KY1-9005.

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
(1)The dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.
(2)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
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
As of December 31, 2022, the Company had approximately $0.7 million payable to Angelo Gordon for operating costs, which is included in "Accrued expenses and other liabilities payable to affiliate" on the consolidated statement of assets and liabilities.
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
For the fiscal year ended December 31, 2022, the Company accrued approximately $1.0 million of base management fees payable to the Advisor, of which $1.3 million were unpaid as of December 31, 2022.
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
For the fiscal year ended December 31, 2022, the Administrator charged  approximately $0.2 million for the services described above.
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

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”
Item 14. Principal Accounting Fees and Services
PricewaterhouseCoopers LLP, or PwC, has been selected to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2022. We know of no direct financial or material indirect financial interest of PwC in us.

Fees
PwC has acted as our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021. Set forth in the table below are audit fees and non-audit related fees billed to us by PwC for professional services performed for our fiscal years ended December 31, 2022 and 2021.

Fiscal Year	Audit Fees*	Audit-Related Fees**	Tax Fees***	All Other Fees****
2021	$350,000	$—	$60,000	$—
2022	$364,000	$—	$77,403	$—
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:
1.Financial Statements – Financial statements are included in Item 8.  See the Index to the Consolidated Financial Statements on page 80 of this Annual Report.
2.Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report.
3.Exhibits – The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference.

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
_____________________________
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
Pursuant to authority granted to it by the Board of Directors, the responsibilities of the Audit Committee are:
1    For purposes of this Charter, the term “management” means the appropriate officers of the Company, and its investment adviser, administrator, fund accounting agent and other key service providers (other than the independent accountants).  Also, for purposes of this Charter, the phrase “internal accounting staff” means the appropriate officers and employees of the Company, and its investment adviser, administrator, fund accounting agent and other key service providers (other than the independent accountants).

Retention of Independent Accountants and Approval of Services
1.to appoint and retain each year a firm or firms of independent accountants to audit the accounts and records of the Company, to approve the terms of compensation of such independent accountants and to terminate such independent accountants as it deems appropriate;
2.to pre-approve the engagement of the independent accountants to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the independent accountants), subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act, and as otherwise required by law;2
Oversight of the Company’s Relationship with the Independent Accountants
3.to obtain and review a report from the independent accountants, at least annually, regarding:
(a)the independent accountants’ internal quality-control procedures;
(b)any material issues raised by the most recent internal quality-control review, or peer review, of the independent accountants, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the independent accountants;
(c)any steps taken to deal with any of the issues described in clause (b) above; and
(d)all relationships between the independent accountants and the Company;
4.to evaluate the qualifications, performance and independence of the independent accountants, including the following:
(a)evaluating the performance of the lead partner, and the quality and depth of the professional staff assigned to the Company;
(b)considering whether the independent accountant’s quality controls are adequate;
(c)considering whether the provision of permitted non-audit services is compatible with maintaining the independent accountant’s independence; and
(d)taking into account the opinions of management and the internal accounting staff (or other personnel responsible for the internal audit function);
5.to ensure the regular rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law and consider whether, in order to assure continuing auditor independence, it is appropriate to adopt a policy of rotating the independent accountants on a regular basis;
6.to recommend to the Board of Directors, as necessary, policies for the Company’s hiring of employees or former employees of the independent accountants who participated in any capacity in the audit of the Company;
7.to discuss with the national office of the independent accountants, if appropriate, issues on which they were consulted by the Company’s audit team and matters of audit quality and consistency;
8.to consider the effect on the Company of:
(a)any changes in accounting principles or practices proposed by management or the independent accountants;
(b)any changes in service providers, such as the Company’s accountants or administrators, that could impact the Company’s internal controls;
2    In addition to the requirement to pre-approve audit and permissible non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) to be rendered to the Company by the independent accountants, the Audit Committee is required to pre-approve non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) rendered by the independent accountants to the Company’s investment adviser and to any entity controlling, controlled by or under common control with its investment adviser that provides ongoing services to the Company if the engagement relates directly to the operations and financial reporting of the Company.

(c)any changes in schedules (such as fiscal or tax year-end changes) or structures or transactions that require special accounting activities or resources; and
(d)regulatory and accounting initiatives on the Company’s financial statements, including any significant legal, compliance or regulatory matters that may have a material impact on the Company’s business, financial statements or compliance policies;
9.to annually review a formal written statement from the independent accountants delineating all relationships between the independent accountants and the Company, consistent with applicable standards of the Independence Standards Board, and discussing with the independent accountants their methods and procedures for insuring independence;
10.to interact with the Company’s independent accountants, including reviewing and, where necessary, assisting in resolution of disagreements that have arisen between management and the independent accountants regarding financial reporting;
Financial Statements and Disclosure Matters
11.to review and discuss with management and the independent accountants the annual audited financial statements, including disclosures made in management’s discussion and analysis, and recommend to the Board of Directors whether the audited financial statements should be included in the Company’s Annual Report on Form 10-K;
12.to review and discuss with management and the independent accountants the Company’s earnings releases and quarterly financial statements prior to the filing of its Quarterly Reports on Form 10-Q, including the results of the independent accountants’ reviews of the quarterly financial statements;
13.to meet with the independent accountants periodically during each fiscal year, including private meetings, and review written materials prepared by the independent accountants, and, as appropriate:
(a)to review the arrangements for and the scope of the annual audit and any special audits or other special permissible services;
(b)to review the Company’s financial statements and to discuss any matters of concern arising in connection with audits of such financial statements, including any adjustments to such statements recommended by the independent accountants or any other results of the audits;
(c)to consider and review, as appropriate and in consultation with the independent accountants, the appropriateness and adequacy of the Company’s financial and accounting policies, procedures and internal accounting controls and, as appropriate, the internal controls of key service providers, and to review management’s responses to the independent accountants’ comments relating to those policies, procedures and controls, and to any special steps adopted in light of material control deficiencies;
(d)to review with the independent accountants their opinions as to the fairness of the Company’s financial statements;
(e)to review any accounting adjustments that were noted or proposed by the independent accountants but were “passed” (as immaterial or otherwise);
(f)to review any communications between the audit team and the independent accountants’ national office respecting auditing or accounting issues presented by the engagement;
(g)to review any “management” or “internal control” letter issued, or proposed to be issued, by the independent accountants to the Company;
(h)to review and discuss quarterly reports from the independent accountants relating to:
(1)all critical accounting policies and practices to be used;
(2)all alternative treatment of financial information within generally accepted accounting principles that have been discussed with management, ramifications of the use of such alternative disclosures and treatments and the treatment preferred by the independent accountants; and
(3)other material written communications between the independent  accountant and management, such as any management letter or schedule of unadjusted differences; and

(i)to review with the independent accountants the matters required to be discussed by Statements on Auditing Standards or other professional standards relating to the conduct of an audit.
14.to prepare the report required by the SEC to be included in the Company’s annual proxy statement;
15.to review analyses prepared by management and/or the independent accountants setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements;
Compliance Oversight
16.to obtain from the independent accountants assurance that Section 10A(b) of the Exchange Act has not been implicated;
17.to investigate, when the Audit Committee deems it necessary, improprieties or suspected improprieties in Company operations;
18.to establish and maintain procedures for the following, including considering exceptions to and responding to alleged violations of such procedures as the Audit Committee shall consider appropriate:
(a)the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and
(b)the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters;
19.to discuss with management and the independent accountants any correspondence with regulators or governmental agencies and any published reports that raise material issues regarding the Company’s financial statements or accounting policies;
20.to discuss with the Company’s counsel legal matters that may have a material impact on the Company’s financial statements or compliance policies;
21.to review, to the extent required by applicable law, with both management and the independent accountants related-party transactions or dealings with parties related to the Company;
22.to review and discuss with management and the independent accountants all off-balance sheet transactions and obligations;
Oversight of the Company’s Internal Audit Function
23.to consider whether to grant any approvals or waivers sought under the Company’s Code of Conduct (the “Code”) adopted pursuant to the Sarbanes-Oxley Act and exchange listing rules;
24.to review any alleged violations under the Code and to make any recommendations to the Board of Directors with respect thereto as it deems appropriate;
25.to require the appropriate officers of the Company, internal accounting staff and individuals with internal audit responsibilities to meet with the Audit Committee for consultation on audit, accounting and related financial matters;
26.to review proposed disclosures in the Company’s periodic reports to the SEC concerning any significant deficiencies in the design or operation of the Company’s internal controls or material weaknesses in such controls, and any fraud involving management or other employees who have a significant role in the Company’s internal controls, deemed necessary by management during such officers’ certification process for the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;
27.to discuss with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies;
Other
28.to review and assess the adequacy of this Audit Committee Charter annually and submit any proposed modifications to the Board of Directors for approval;

29.to evaluate the performance of the Audit Committee and its members at least annually, including the compliance of the Audit Committee with this Audit Committee Charter;
30.to report its activities to the Board of Directors on a regular basis and to make such recommendations with respect to the matters described above, including presenting to the Board of Directors the Audit Committee’s conclusions with respect to the independent accountants, and other matters as the Audit Committee may deem necessary or appropriate; and
31.with the assistance of an independent valuation firm, to aid the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.
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
Pursuant to authority granted to it by the Board of Directors, the responsibilities of the Nominating and Corporate Governance Committee are as follows:
1.The Nominating and Corporate Governance Committee shall consider and recruit candidates to fill positions on the Board of Directors (or a committee thereof), including vacancies resulting from the removal, resignation or retirement of any member of the Board of Directors (or a committee thereof), an increase in the size of the Board of Directors (or a committee thereof) or otherwise.  In considering potential candidates, the Nominating and Corporate Governance Committee shall discuss the specific experience, qualifications, attributes and skills that may lead it to the conclusion that such candidate should serve as a director or a committee member for the Company, in light of the Company’s then-existing business and structure.
2.The Nominating and Corporate Governance Committee shall establish the criteria for evaluating (subject to Board of Directors approval of those qualifications) and evaluate the qualifications of individuals for election as members of the Board of Directors (or a committee thereof), which criteria shall include, at a minimum, the following:
(a)to the extent required, compliance with the independence and other applicable requirements of the Listing Rules, the 1940 Act and the SEC, all other applicable laws, rules, regulations and listing standards and the criteria, policies and principles set forth in this Nominating and Corporate Governance Committee Charter; and
(b)the ability to contribute to the effective management of the Company, taking into account the needs of the Company and such factors as the individual’s experience, perspective, skills, and knowledge of the industry in which the Company operates.
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
3.The Nominating and Corporate Governance Committee shall recommend the director and committee member nominees for approval by the Board of Directors and, if applicable, election by the stockholders of the Company.
4.The Nominating and Corporate Governance Committee shall consider stockholder recommendations for possible nominees for election as members of the Board of Directors.
5.The Nominating and Corporate Governance Committee shall annually evaluate the qualifications and diversity of current members of the Board of Directors who are available for reelection in light of the characteristics of independence, age, skills, experience, availability of service to the Company and tenure of its members, and of the Board of Director’s anticipated needs.
6.The Nominating and Corporate Governance Committee shall, upon a significant change in a member of the Board of Directors’ personal circumstances (including a change in principal occupation) or in the event a significant ongoing time commitment arises that may be inconsistent with a member of the Board of Director’s service to the Board of Directors, review, as appropriate, the continued membership of such member on the Board of Directors.
7.The Nominating and Corporate Governance Committee shall report to the Board of Directors its conclusions with respect to the matters that the Nominating and Corporate Governance Committee has considered.
8.The Nominating and Corporate Governance Committee may from time to time, in its discretion, review the size and composition of the Board of Directors as a whole and the size and composition of the Board of Directors’ committees and review and recommend any changes to the Board of Directors for its approval.
9.The Nominating and Corporate Governance Committee shall establish and recommend to the Board of Directors guidelines for the removal of members of the Board of Directors.
10.The Nominating and Corporate Governance Committee shall review the desirability of term limits for members of the Board of Directors and recommend to the Board of Directors policies in this regard from time to time.
11.The Nominating and Corporate Governance Committee shall evaluate the leadership structure of the Board of Directors, including the responsibilities of the Board of Directors with respect to the Company’s management and whether the Chairman of the Board of Directors is an “interested person” of the Company, and shall evaluate whether such leadership structure is appropriate for the Company in light of the Company’s then-existing business and structure.  If the Chairman of the Board of Directors is an “interested person” of the Company, the Nominating and Corporate Governance Committee shall consider whether appointment of a lead independent director is appropriate and, if such lead independent director is appointed, establish the role of such director in the leadership of the Company.
12.The Nominating and Corporate Governance Committee shall oversee the evaluation of the Board of Directors and executive officers of the Company.  In discharging this responsibility, the Nominating and Corporate Governance Committee shall solicit comments from all members of the Board of Directors and report annually to the Board of Directors on the results of such evaluation.
13.The Nominating and Corporate Governance Committee shall review and reassess the adequacy of this Charter of the Nominating and Corporate Governance Committee annually and submit any proposed modifications to the Board of Directors for approval.
14.The Nominating and Corporate Governance Committee shall conduct an annual evaluation of the Board of Directors and each committee thereof to determine whether each of them is functioning effectively, and submit a report to the full Board or Directors at the end of such evaluation.  The Nominating and Corporate Governance Committee shall discuss the annual evaluation with the full Board of Directors following the end of each fiscal year.
15.The Nominating and Corporate Governance Committee shall monitor compliance with the Company’s Code of Conduct under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations adopted thereunder from time to time, and the Listing Rules, as applicable, including reviewing with the Chief Compliance Officer of the Company the adequacy and effectiveness of the Company’s procedures to ensure proper compliance.  The Nominating and Corporate Governance Committee shall also recommend amendments to the Company’s Code of Conduct to the Board of Directors as the Nominating and Corporate Governance Committee may deem appropriate.
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
Pursuant to authority granted to them by the Board of Directors, the responsibilities of the Committee are as follows:
1.The Committee shall address conflict of interest matters, including but not limited to the approval, as applicable, of certain co-investment transactions conducted by the Company, as contemplated by the co-investment Exemptive Relief.  The Committee shall have particular responsibility for the conditions therein which relate to the Independent Directors of the Company.
2.The Committee shall review and approve the payment of reimbursements for those certain costs allocated to the Company under the administrative services agreements which require the approval of the Independent Directors, as applicable.
3.The Committee shall review and reassess the adequacy of this Independent Directors Committee Charter annually and submit any proposed modifications to the Board of Directors for approval.
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

AG TWIN BROOK BDC, INC.

March 16, 2023	By:	/s/ Trevor Clark
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

March 16, 2023	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer, Chairman of the Board of Directors, and Director
(Principal Executive Officer)

March 16, 2023	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

March 16, 2023	By:	/s/ James E. Bowers
James E. Bowers
Independent Director

March 16, 2023	By:	/s/ James N. Hallene
James N. Hallene
Independent Director

March 16, 2023	By:	/s/ Lance A. Ludwick
Lance A. Ludwick
Independent Director