Form 10-Q
period 2023-03-31
AG Twin Brook BDC, Inc.
filed 2023-05-12
CIK 1666384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
As of May 12, 2023, the registrant had 9,672,358 shares of common stock, $0.001 par value per share, outstanding.

AG Twin Brook BDC, Inc.
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $175,879 and $180,526, respectively)	$174,505	$179,785
Non-controlled/affiliated investments at fair value (amortized cost of $7,044 and $7,137, respectively)	9,610	10,354
Unrealized gain on foreign currency forward contracts	8	—
Cash	16,593	12,028
Interest receivable	644	775
Prepaid expenses	81	127
Total assets	$201,441	$203,069
Liabilities
Unrealized loss on foreign currency forward contracts	$—	$15
Dividend payable	2,418	5,030
Incentive fees payable	1,159	1,295
Accrued expenses and other liabilities payable to affiliate	843	677
Deferred tax liability	536	—
Management fees payable	281	281
Deferred income	170	184
Total liabilities	5,407	7,482
Commitments and contingencies (Note 8)
Net assets
Common shares $0.001 par value, 100,000,000 shares authorized; 9,672,358 and 9,672,358 shares issued and outstanding, respectively	$10	$10
Additional paid-in-capital	193,726	193,704
Total distributable earnings (loss)	2,298	1,873
Total net assets	196,034	195,587
Total liabilities and net assets	$201,441	$203,069
Net asset value per share	$20.27	$20.22
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Investment income
Investment income from non-controlled, non-affiliated investments:
Interest	$5,250	$2,923
Other	99	149
Total investment income from non-controlled, non-affiliated investments:	5,349	3,072
Total investment income	5,349	3,072
Expenses
Incentive fees	$576	$381
Deferred tax expense	536	—
Management fees	281	241
Current tax expense	206	—
Administrative fees(1)	15	54
Accounting fees	113	104
Other	44	86
Insurance fees	68	90
Directors' fees	45	45
Professional fees	92	119
Interest	—	55
Total net expenses	1,976	1,175
Net investment income (loss)	3,373	1,897
Net realized and unrealized gain (loss) on investment transactions
Net realized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	$(1)	$35
Non-controlled, affiliated investments	776	—
Foreign currency forward transactions	(22)	(2)
Net change in unrealized gain (loss) on investment transactions:
Non-controlled, non-affiliated investments	(633)	188
Non-controlled, affiliated investments	(651)	249
Foreign currency forward contracts	23	(18)
Foreign currency translation	—	(2)
Total net realized and unrealized gain (loss) on investment transactions	(508)	450
Net increase (decrease) in net assets resulting from operations	$2,865	$2,347
Net investment income (loss) per share - basic and diluted	$0.35	$0.21
Earnings (loss) per share - basic and diluted	$0.30	$0.26
Weighted average shares outstanding - basic and diluted	9,672,358	9,141,176
(1)Refer to Note 6 - Agreements and Related Party Transactions
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$3,373	$1,897
Net realized gain (loss)	753	33
Net change in unrealized gain (loss)	(1,261)	417
Net increase in net assets resulting from operations	2,865	2,347
Dividends
Dividends declared from earnings	(2,418)	—
Net decrease in net assets resulting from dividends	(2,418)	—
Total increase in net assets	447	2,347
Net assets, at beginning of period	195,587	184,098
Net assets, at end of period	$196,034	$186,445

Dividends declared per share	$0.25	$—
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,865	$2,347
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(775)	(35)
Net change in unrealized (appreciation) depreciation on investments	1,284	(437)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(23)	18
Net accretion on debt instruments	(233)	(184)
Net paydown gain on debt instruments	(100)	(31)
Interest received in-kind	(43)	(14)
Purchases and drawdowns of investments	(4,827)	(13,281)
Proceeds from sales and paydowns of investments	10,718	10,896
Amortization of deferred financing costs	—	47
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	131	(19)
(Increase) decrease in prepaid expenses	46	102
Increase (decrease) in accrued expenses and other liabilities payable to affiliate	166	(38)
Increase (decrease) in deferred tax liability	536	—
Increase (decrease) in management fees payable	—	45
Increase (decrease) in incentive fees payable	(136)	36
Increase (decrease) in deferred income	(14)	(9)
Increase (decrease) in interest payable	—	1
Net cash provided by (used in) operating activities	9,595	(556)
Cash flows from financing activities
Dividends paid	(5,030)	(1,814)
Net cash provided by (used in) financing activities	(5,030)	(1,814)
Net change in cash	4,565	(2,370)
Cash
Cash, beginning of period	12,028	27,711
Cash, end of period	$16,593	$25,341

Supplemental and non-cash information
Cash paid during the period for interest	$—	$7
Dividend payable	2,418	$—
The accompanying notes are an integral part of these consolidated financial statements.

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
Mattco Forge, Inc. (6)	First lien senior secured revolving loan	L +	5.75%	10.91%	12/6/2024	$506	$(4)	$(8)	0.00%
Mattco Forge, Inc.	First lien senior secured term loan	L +	5.75%	10.91%	12/6/2024	2,162	2,139	2,128	1.08%
							2,135	2,120	1.08%
Air Freight & Logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.16%	6/21/2028	150	$(2)	$(2)	0.00%
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	6.00%	11.16%	6/21/2028	75	6	6	0.00%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.00%	11.16%	6/21/2028	808	794	795	0.41%
							798	799	0.41%
Auto components
AvCarb, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.29%	11/12/2026	$664	$222	$222	0.11%
AvCarb, LLC	First lien senior secured revolving loan	L +	6.00%	11.31%	11/12/2026	38	14	15	0.01%
AvCarb, LLC	First lien senior secured term loan	S +	6.00%	11.29%	11/12/2026	493	486	487	0.25%
CCG Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	6.00%	11.16%	5/17/2027	19	—	—	0.00%
CCG Acquisition, Inc.	First lien senior secured term loan	S +	6.00%	11.16%	5/17/2027	424	419	420	0.21%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.16%	6/7/2027	38	(1)	(1)	0.00%
Raneys, LLC	First lien senior secured term loan	S +	6.00%	11.16%	6/7/2027	452	442	443	0.22%
Vehicle Accessories, Inc.	First lien senior secured revolving loan	P +	4.50%	12.50%	11/30/2026	38	26	26	0.01%
Vehicle Accessories, Inc.	First lien senior secured term loan	S +	5.50%	10.66%	11/30/2026	1,662	1,651	1,655	0.86%
							3,259	3,267	1.67%
Chemicals
AM Buyer, LLC	First lien senior secured revolving loan	S +	6.75%	11.52%	5/1/2025	$111	$47	$47	0.02%
AM Buyer, LLC	First lien senior secured term loan	S +	6.75%	11.91%	5/1/2025	472	467	469	0.24%
Answer Acquisition, LLC (6)	First lien senior secured revolving loan	L +	5.75%	10.91%	12/30/2026	38	(1)	(1)	0.00%
Answer Acquisition, LLC	First lien senior secured term loan	L +	5.75%	10.91%	12/30/2026	1,695	1,668	1,670	0.85%
Custom Agronomics Holdings, LLC	First lien senior secured revolving loan	S +	6.50%	11.49%	8/26/2027	45	22	22	0.01%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.66%	8/26/2027	235	231	231	0.12%
SASE Company, LLC	First lien senior secured revolving loan	P +	5.00%	13.00%	11/15/2026	38	7	7	0.00%
SASE Company, LLC	First lien senior secured term loan	S +	6.00%	11.16%	11/15/2026	1,611	1,587	1,590	0.80%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.92%	1/24/2025	324	(3)	(1)	0.00%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	9.92%	1/24/2025	1,783	1,766	1,776	0.90%
USALCO, LLC	First lien senior secured revolving loan	L +	6.00%	10.84%	10/19/2026	100	29	30	0.02%
USALCO, LLC	First lien senior secured term loan	L +	6.00%	11.16%	10/19/2027	1,879	1,864	1,868	0.97%
							7,684	7,708	3.93%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	L +	6.00%	11.15%	12/30/2027	$75	$53	$53	0.03%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	L +	6.00%	10.99%	12/30/2027	38	33	33	0.02%
Alliance Environmental Group, LLC	First lien senior secured term loan	L +	6.00%	11.15%	12/30/2027	1,447	1,423	1,425	0.72%
Edko Acquisition, LLC (8)	First lien senior secured revolving loan	S +	5.75%	10.91%	6/25/2026	38	3	3	0.00%
Edko Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.91%	6/25/2026	1,136	1,120	1,122	0.57%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.38%	5/2/2027	15	—	—	0.00%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.50%	10.38%	5/2/2027	1,167	1,148	1,150	0.60%
Gold Medal Holdings, Inc. (9)	First lien senior secured revolving loan	S +	7.00%	12.09%	3/17/2027	50	31	31	0.02%
Gold Medal Holdings, Inc.	First lien senior secured term loan	S +	7.00%	12.16%	3/17/2027	722	713	716	0.36%
Green Monster Acquisition, LLC (6)	First lien senior secured revolving loan	L +	5.50%	10.66%	12/28/2026	38	(1)	(1)	0.00%
Green Monster Acquisition, LLC	First lien senior secured term loan	L +	5.50%	10.66%	12/28/2026	1,173	1,155	1,156	0.59%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.42%	3/31/2028	95	94	94	0.05%
HLSG Intermediate, LLC	First lien senior secured revolving loan	S +	6.50%	11.42%	3/31/2028	60	15	15	0.01%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.50%	11.42%	3/31/2028	1,002	991	992	0.50%
Nimlok Company, LLC (6)(10)	First lien senior secured revolving loan	S +	5.50%	10.65%	11/27/2024	320	(3)	(4)	0.00%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.65%	11/27/2025	1,915	1,893	1,893	0.96%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.65%	11/27/2025	757	745	748	0.38%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.41%	12/27/2026	143	140	141	0.07%
Steel City Wash, LLC	First lien senior secured revolving loan	S +	6.25%	11.43%	12/27/2026	38	21	21	0.01%
Steel City Wash, LLC	First lien senior secured term loan	S +	6.25%	11.41%	12/27/2026	792	780	782	0.40%
							10,354	10,370	5.29%
Construction and engineering
BCI Burke Holding Corp.	First lien senior secured delayed draw term loan	L +	5.50%	10.66%	12/14/2027	$131	$24	$24	0.01%
BCI Burke Holding Corp. (6)	First lien senior secured revolving loan	L +	5.50%	10.66%	12/14/2027	79	(1)	(1)	0.00%
BCI Burke Holding Corp.	First lien senior secured term loan	L +	5.50%	10.66%	12/14/2027	872	861	863	0.44%
CPS HVAC Group, LLC	First lien senior secured delayed draw term loan	L +	6.75%	11.82%	12/15/2026	150	32	32	0.02%
CPS HVAC Group, LLC (11)	First lien senior secured revolving loan	L +	6.75%	11.87%	12/15/2026	38	17	17	0.01%
CPS HVAC Group, LLC	First lien senior secured term loan	L +	6.75%	11.90%	12/15/2026	271	267	267	0.14%
Domino Equipment Company, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.13%	4/1/2026	79	(1)	(1)	0.00%
Domino Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	11.13%	4/1/2026	573	564	565	0.29%
Highland Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	5.25%	10.41%	3/9/2027	30	—	—	0.00%
Highland Acquisition, Inc.	First lien senior secured term loan	S +	5.25%	10.41%	3/9/2027	935	919	920	0.46%
Rose Paving, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.55%	11/7/2028	94	(2)	(2)	0.00%
Rose Paving, LLC	First lien senior secured term loan	S +	5.75%	10.55%	11/7/2028	749	731	733	0.37%
							3,411	3,417	1.74%
Containers and packaging
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Bulk Lift International, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.91%	11/15/2027	$38	$(1)	$(1)	0.00%
Bulk Lift International, LLC	First lien senior secured term loan	S +	6.75%	11.91%	11/15/2027	258	252	252	0.13%
Innovative FlexPak, LLC	First lien senior secured revolving loan	S +	7.00%	11.92%	1/23/2025	627	431	247	0.12%
Innovative FlexPak, LLC	First lien senior secured term loan	S +	7.00%	11.92%	1/23/2025	2,938	2,902	2,037	1.04%
MRC Keeler Acquisition, LLC	First lien senior secured delayed draw term loan	L +	5.75%	10.91%	12/4/2025	73	72	72	0.04%
MRC Keeler Acquisition, LLC (6)	First lien senior secured revolving loan	L +	5.75%	10.91%	12/4/2025	150	(2)	(1)	0.00%
MRC Keeler Acquisition, LLC	First lien senior secured term loan	L +	5.75%	10.91%	12/4/2025	904	894	895	0.45%
Vanguard Packaging, LLC	First lien senior secured revolving loan	L +	5.00%	9.97%	8/9/2024	535	51	50	0.03%
Vanguard Packaging, LLC	First lien senior secured term loan	L +	5.00%	9.84%	8/9/2024	1,190	1,185	1,183	0.60%
							5,784	4,734	2.41%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	6.50%	11.42%	8/17/2026	$38	$3	$3	0.00%
RTP Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.42%	8/17/2026	915	899	899	0.46%
							902	902	0.46%
Diversified consumer services
50Floor, LLC	First lien senior secured revolving loan	L +	7.25%	12.03%	12/31/2025	$199	$106	$106	0.05%
50Floor, LLC	First lien senior secured term loan	L +	7.25%	12.41%	12/31/2026	953	938	939	0.48%
ACES Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.38%	7/27/2027	150	(3)	(2)	0.00%
ACES Intermediate, LLC	First lien senior secured term loan	S +	5.50%	10.38%	7/27/2027	1,882	1,849	1,852	0.96%
Home Brands Group Holdings, Inc. (6)	First lien senior secured revolving loan	L +	4.75%	9.58%	11/8/2026	48	(1)	(1)	0.00%
Home Brands Group Holdings, Inc.	First lien senior secured term loan	L +	4.75%	9.58%	11/8/2026	1,858	1,830	1,834	0.95%
ISSA, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.41%	3/1/2027	131	(2)	(2)	0.00%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	11.41%	3/1/2027	920	905	906	0.46%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	L +	6.00%	11.14%	12/29/2026	88	69	69	0.03%
Juniper Landscaping Holdings LLC (12)	First lien senior secured revolving loan	L +	6.00%	11.21%	12/29/2026	44	7	7	0.00%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	L +	6.00%	11.15%	12/29/2026	1,310	1,293	1,295	0.66%
Kalkomey Enterprises, LLC	First lien senior secured revolving loan	L +	6.75%	11.66%	4/24/2025	77	38	38	0.02%
Kalkomey Enterprises, LLC	First lien senior secured term loan	L +	6.75%	11.91%	4/24/2026	1,047	1,031	1,036	0.52%
PPW Acquisition, LLC	First lien senior secured revolving loan	L +	6.25%	11.91%	9/30/2026	38	9	8	0.00%
PPW Acquisition, LLC	First lien senior secured term loan	S +	6.75%	11.84%	9/30/2026	603	593	588	0.30%
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.94%	3/23/2026	1,068	983	984	0.50%
United Land Services Opco Parent, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.92%	3/23/2026	188	(4)	(3)	0.00%
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	S +	6.00%	10.92%	3/23/2026	150	38	38	0.02%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	10.92%	3/23/2026	302	297	298	0.15%
Yard-Nique, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.05%	4/30/2026	150	(2)	(1)	0.00%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Yard-Nique, Inc (6)	First lien senior secured revolving loan	S +	6.00%	11.05%	4/30/2026	19	—	—	0.00%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	11.05%	4/30/2026	404	399	400	0.20%
							10,373	10,389	5.30%
Electrical equipment
AEP Passion Intermediate Holdings, Inc.	First lien senior secured delayed draw term loan	S +	6.50%	11.54%	10/5/2027	$71	$70	$70	0.04%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured revolving loan	S +	6.50%	11.41%	10/5/2027	48	10	10	0.01%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured term loan	S +	6.50%	11.54%	10/5/2027	1,278	1,260	1,246	0.63%
							1,340	1,326	0.68%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.92%	11/22/2025	$324	$(3)	$(1)	0.00%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.00%	9.92%	11/22/2025	1,099	1,087	1,097	0.57%
ITSavvy LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.32%	8/8/2028	68	61	61	0.03%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.29%	8/8/2028	38	—	—	0.00%
ITSavvy LLC	First lien senior secured term loan	S +	5.25%	10.29%	8/8/2028	674	669	670	0.34%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	L +	5.50%	10.66%	10/18/2026	119	102	102	0.05%
Nelson Name Plate Company	First lien senior secured revolving loan	L +	5.50%	10.45%	10/18/2026	90	34	34	0.02%
Nelson Name Plate Company	First lien senior secured term loan	L +	5.50%	10.66%	10/18/2026	766	755	756	0.38%
							2,705	2,719	1.39%
Food and staples retailing
Engelman Baking Co., LLC	First lien senior secured revolving loan	L +	5.50%	10.34%	2/28/2025	$207	$29	$29	0.01%
Engelman Baking Co., LLC	First lien senior secured term loan	L +	5.50%	10.34%	2/28/2025	711	700	702	0.36%
Mad Rose Company, LLC (13)	First lien senior secured revolving loan	S +	6.25%	11.17%	5/7/2026	119	65	65	0.03%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	11.17%	5/7/2026	928	915	918	0.46%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.41%	11/10/2025	666	35	36	0.02%
Main Street Gourmet, LLC	First lien senior secured revolving loan	S +	5.25%	10.41%	11/10/2025	38	18	18	0.01%
Main Street Gourmet, LLC	First lien senior secured term loan	S +	5.25%	10.41%	11/10/2025	1,118	1,107	1,108	0.58%
NutriScience Innovations, LLC (6)(14)	First lien senior secured revolving loan	L +	7.00%	12.16%	4/21/2026	131	(2)	(1)	0.00%
NutriScience Innovations, LLC	First lien senior secured term loan	L +	7.00%	12.16%	4/21/2026	434	428	429	0.22%
Qin's Buffalo, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.91%	5/5/2027	75	(1)	(1)	0.00%
Qin's Buffalo, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.91%	5/5/2027	38	(1)	(1)	0.00%
Qin's Buffalo, LLC	First lien senior secured term loan	S +	5.75%	10.91%	5/5/2027	535	526	527	0.27%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.25%	10.19%	11/24/2026	38	14	14	0.01%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.19%	11/24/2026	411	404	405	0.20%
Universal Pure, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.16%	10/31/2028	9	—	—	0.00%
Universal Pure, LLC (15)	First lien senior secured revolving loan	S +	6.00%	11.08%	10/31/2028	150	15	15	0.01%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	11.16%	10/31/2028	758	738	739	0.37%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							4,990	5,002	2.55%
Food products
Icelandirect, LLC	First lien senior secured revolving loan	L +	6.00%	11.09%	7/30/2026	$38	$36	$36	0.02%
Icelandirect, LLC	First lien senior secured term loan	L +	6.00%	10.95%	7/30/2026	683	673	674	0.34%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	L +	5.25%	10.09%	4/30/2027	174	172	166	0.08%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	L +	5.25%	10.09%	4/30/2027	805	795	768	0.39%
Sun Orchard, LLC	First lien senior secured revolving loan	S +	5.25%	10.17%	7/8/2027	113	13	13	0.01%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.25%	10.17%	7/8/2027	2,069	2,033	2,036	1.04%
							3,722	3,693	1.88%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.66%	12/30/2026	$112	$110	$106	0.05%
Hydromax USA, LLC	First lien senior secured revolving loan	S +	6.75%	11.66%	12/30/2026	228	156	149	0.08%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.75%	11.66%	12/30/2026	1,232	1,214	1,175	0.60%
							1,480	1,430	0.73%
Health care equipment and supplies
626 Holdings Equity, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.15%	2/14/2028	$314	$147	$147	0.07%
626 Holdings Equity, LLC	First lien senior secured revolving loan	S +	6.00%	11.18%	2/14/2027	75	51	51	0.03%
626 Holdings Equity, LLC	First lien senior secured term loan	S +	6.00%	11.16%	2/14/2028	882	866	868	0.45%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.66%	3/30/2026	215	212	212	0.11%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	11.66%	3/30/2026	134	118	118	0.06%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50%	11.66%	3/30/2026	637	627	628	0.32%
Medical Technology Associates, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.41%	7/25/2028	38	(1)	(1)	0.00%
Medical Technology Associates, Inc.	First lien senior secured term loan	S +	6.25%	11.41%	7/25/2028	399	391	391	0.20%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	7.00%	12.15%	4/8/2025	67	66	66	0.03%
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	7.00%	12.15%	4/8/2025	138	40	40	0.02%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	7.00%	12.15%	4/8/2025	749	736	741	0.37%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.38%	1/20/2026	395	273	271	0.14%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	11.38%	1/20/2026	133	77	76	0.04%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.38%	1/20/2026	755	739	737	0.37%
Spectrum Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.92%	3/5/2026	267	(5)	(29)	(0.01)%
Spectrum Solutions, LLC	First lien senior secured term loan	S +	6.00%	10.92%	3/5/2026	477	468	426	0.22%
							4,805	4,742	2.42%
Health care providers and services
Agility Intermediate, Inc.	First lien senior secured delayed draw term loan	S +	6.75%	11.70%	4/15/2026	$400	$104	$97	0.05%
Agility Intermediate, Inc.	First lien senior secured revolving loan	S +	6.75%	11.84%	4/15/2026	134	78	76	0.04%
Agility Intermediate, Inc.	First lien senior secured term loan	S +	6.75%	11.91%	4/15/2026	241	238	233	0.12%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.42%	11/23/2025	112	15	15	0.01%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.38%	11/23/2025	444		438	439	0.22%
Apex Dental Partners, LLC	First lien senior secured revolving loan	S +	6.50%	11.42%	11/23/2025	150		92	93	0.05%
Apex Dental Partners, LLC	First lien senior secured term loan	S +	6.50%	11.38%	11/23/2025	620		611	614	0.31%
ASC Ortho Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.16%	12/31/2026	359		321	321	0.16%
ASC Ortho Management, LLC	First lien senior secured revolving loan	L +	6.00%	11.16%	12/31/2026	38		12	12	0.01%
ASC Ortho Management, LLC	First lien senior secured term loan	S +	6.00%	11.16%	12/31/2026	517		509	510	0.26%
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.66%	1/21/2025	561		554	551	0.28%
ASP Global Acquisition, LLC	First lien senior secured revolving loan	P +	5.50%	13.50%	1/21/2025	647		88	86	0.04%
ASP Global Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.66%	1/21/2025	2,300		2,269	2,260	1.16%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.66%	12/14/2025	686		677	679	0.34%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.79%	12/14/2025	149		147	148	0.07%
Beacon Oral Specialists Management LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.66%	12/14/2025	188		(2)	(2)	0.00%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.50%	11.66%	12/14/2025	936		923	926	0.47%
Behavior Frontiers, LLC (6)(16)	First lien senior secured revolving loan	S +	7.50%	12.66%	5/21/2026	38		(1)	(3)	0.00%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	7.50%	12.66%	5/21/2026	657		646	605	0.31%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	10.79%	6/7/2026	188		(2)	(2)	0.00%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.79%	6/7/2026	38		—	—	0.00%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	10.79%	6/7/2026	822		811	812	0.41%
Brightview, LLC	First lien senior secured delayed draw term loan	L +	5.75%	10.59%	12/14/2026	107		47	47	0.02%
Brightview, LLC	First lien senior secured revolving loan	L +	5.75%	10.59%	12/14/2026	52		15	15	0.01%
Brightview, LLC	First lien senior secured term loan	L +	5.75%	10.59%	12/14/2026	691		680	685	0.35%
Canadian Orthodontic Partners Corp. (6)(7)	First lien senior secured delayed draw term loan	C +	7.00%	12.03%	3/19/2026	C$	28	—	(1)	0.00%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured delayed draw term loan	C +	7.00%	12.03%	3/19/2026	C$	278	217	199	0.10%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	S +	7.00%	12.16%	3/19/2026	109		108	106	0.05%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	C +	7.00%	12.03%	3/19/2026	C$	273	209	194	0.10%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured term loan	C +	7.00%	12.03%	3/19/2026	C$	229	180	164	0.08%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured revolving loan	S +	5.25%	10.30%	8/2/2027	113		17	17	0.01%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	10.30%	8/2/2027	1,773		1,742	1,745	0.88%
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.92%	6/10/2026	223		163	165	0.08%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.92%	6/10/2026	19		—	—	0.00%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	10.92%	6/10/2026	75		37	37	0.02%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.92%	6/10/2026	951		941	944	0.48%
Dermatology Medical Partners OpCo, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.63%	10/29/2026	97		48	48	0.02%
Dermatology Medical Partners OpCo, LLC	First lien senior secured revolving loan	S +	6.50%	11.58%	10/29/2026	38		22	22	0.01%
Dermatology Medical Partners OpCo, LLC	First lien senior secured term loan	S +	6.50%	11.66%	10/29/2026	320		313	314	0.16%
EH Management Company, LLC	First lien senior secured revolving loan	S +	5.50%	10.66%	7/15/2026	38		22	22	0.01%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	10.66%	7/15/2026	968		954	955	0.48%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.16%	11/2/2027	374	288	288	0.15%
Endodontic Practice Partners, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.89%	11/2/2027	38	(1)	(1)	0.00%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.75%	10.89%	11/2/2027	660	648	649	0.33%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.16%	12/21/2025	300	(4)	(4)	0.00%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	11.16%	12/21/2025	941	928	929	0.47%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	7.75%	12.91%	10/22/2026	174	170	168	0.09%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	7.75%	12.83%	10/22/2026	38	11	10	0.01%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	7.75%	12.91%	10/22/2026	1,495	1,457	1,443	0.74%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	12.00%	17.16%	10/22/2026	49	48	48	0.02%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.42%	8/20/2026	318	313	315	0.16%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.42%	8/20/2026	179	177	177	0.09%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.42%	8/20/2026	23	—	—	0.00%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	6.50%	11.42%	8/20/2026	519	510	514	0.26%
IPC Pain Acquistion, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.92%	5/19/2024	278	(2)	(2)	0.00%
IPC Pain Acquistion, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.92%	5/19/2027	25	—	—	0.00%
IPC Pain Acquistion, LLC	First lien senior secured term loan	S +	6.00%	10.92%	5/19/2027	177	174	175	0.09%
Network Partners Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.99%	12/30/2026	113	(2)	(2)	0.00%
Network Partners Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.99%	12/30/2026	38	(1)	(1)	0.00%
Network Partners Acquisition, LLC	First lien senior secured term loan	S +	6.00%	10.99%	12/30/2026	391	385	385	0.19%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	6.25%	11.30%	11/1/2028	263	(7)	(6)	0.00%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	11.30%	11/1/2028	1,835	1,783	1,789	0.92%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.72%	12/31/2025	96	57	57	0.03%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.85%	12/31/2025	523	516	516	0.26%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	11.86%	12/31/2025	133	131	131	0.07%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	11.89%	12/31/2025	584	575	577	0.29%
Peak Investment Holdings, LLC	First lien senior secured delayed draw term loan	L +	7.00%	12.16%	12/6/2024	603	14	9	0.00%
Peak Investment Holdings, LLC (6)	First lien senior secured revolving loan	L +	7.00%	12.16%	12/6/2024	324	(2)	(5)	0.00%
Peak Investment Holdings, LLC	First lien senior secured term loan	L +	7.00%	12.16%	12/6/2024	1,284	1,273	1,264	0.65%
Pentec Acquisition Corp. (6)	First lien senior secured revolving loan	S +	6.00%	11.09%	10/8/2026	75	(1)	(1)	0.00%
Pentec Acquisition Corp.	First lien senior secured term loan	S +	6.00%	11.09%	10/8/2026	993	978	985	0.51%
Propio LS, LLC	First lien senior secured revolving loan	S +	5.50%	10.55%	8/2/2027	75	20	20	0.01%
Propio LS, LLC	First lien senior secured term loan	S +	5.50%	10.38%	8/2/2027	1,190	1,169	1,171	0.60%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.19%	11/3/2027	150	(3)	(3)	0.00%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.19%	11/3/2027	38	(1)	(1)	0.00%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.19%	11/3/2027	352	345	345	0.17%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.50%	11.66%	4/6/2026	131	43	43	0.02%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.50%	11.66%	4/6/2026	1,019	1,005	1,007	0.52%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
RQM Buyer, Inc.	First lien senior secured delayed draw term loan	S +	5.75%	10.97%	8/12/2026	84	83	83	0.04%
RQM Buyer, Inc.	First lien senior secured revolving loan	S +	5.75%	10.67%	8/12/2026	206	16	17	0.01%
RQM Buyer, Inc.	First lien senior secured term loan	S +	5.75%	10.97%	8/12/2026	1,689	1,665	1,679	0.86%
Sage Dental Management, LLC (6)	First lien senior secured revolving loan	P +	4.75%	12.50%	4/1/2024	75	—	—	0.00%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.75%	11.04%	4/1/2024	944	939	940	0.49%
SAMGI Buyer, Inc. (6)	First lien senior secured revolving loan	S +	5.50%	10.62%	4/14/2025	138	(2)	(1)	0.00%
SAMGI Buyer, Inc.	First lien senior secured term loan	S +	5.50%	10.62%	4/14/2025	718	709	711	0.36%
SCP ENT and Allergy Services, LLC	First lien senior secured delayed draw term loan	S +	5.75%	11.00%	9/25/2025	158	11	13	0.01%
SCP ENT and Allergy Services, LLC	First lien senior secured revolving loan	S +	5.75%	10.82%	9/25/2025	256	47	48	0.02%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	5.75%	10.91%	9/25/2025	2,775	2,726	2,739	1.41%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.17%	10/29/2026	179	148	149	0.08%
Signature Dental Partners LLC	First lien senior secured revolving loan	P +	5.25%	13.25%	10/29/2026	38	12	12	0.01%
Signature Dental Partners LLC	First lien senior secured term loan	S +	6.25%	11.17%	10/29/2026	859	842	844	0.43%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	11.91%	8/30/2024	235	136	125	0.06%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	6.75%	11.91%	8/30/2025	1,289	1,267	1,209	0.62%
SimiTree Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.67%	5/17/2026	13	4	4	0.00%
SimiTree Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.69%	5/17/2026	876	862	867	0.44%
SimiTree Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.69%	5/17/2026	178	(3)	(2)	0.00%
SimiTree Acquisition LLC	First lien senior secured term loan	S +	6.75%	11.69%	5/17/2026	1,224	1,207	1,212	0.62%
SIMKO Merger Sub, LLC	First lien senior secured delayed draw term loan	S +	7.00%	12.16%	4/7/2027	187	63	63	0.03%
SIMKO Merger Sub, LLC	First lien senior secured revolving loan	S +	7.00%	11.94%	4/7/2027	56	5	5	0.00%
SIMKO Merger Sub, LLC	First lien senior secured term loan	S +	7.00%	12.16%	4/7/2027	653	640	641	0.32%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.41%	12/30/2025	297	292	292	0.15%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.38%	12/30/2025	224	198	198	0.10%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S +	6.25%	11.41%	12/30/2025	225	119	119	0.06%
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	11.41%	12/30/2025	860	845	847	0.43%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.16%	1/27/2026	78	78	78	0.04%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.16%	5/25/2024	112	58	58	0.03%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	6.00%	11.16%	1/27/2026	171	97	99	0.05%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	6.00%	11.16%	1/27/2026	1,351	1,331	1,343	0.69%
Southern Sports Medicine Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	11.16%	2/23/2027	171	29	24	0.01%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	6.00%	11.04%	2/23/2027	60	24	23	0.01%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	6.00%	11.16%	2/23/2027	636	629	611	0.31%
Varsity DuvaSawko Operating Corp. (6)	First lien senior secured revolving loan	L +	6.25%	11.41%	11/27/2024	474	(3)	(3)	0.00%
Varsity DuvaSawko Operating Corp.	First lien senior secured term loan	L +	6.25%	11.41%	11/27/2024	2,547	2,529	2,533	1.30%
Vital Care Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.17%	10/19/2025	580	(5)	(5)	0.00%
Vital Care Buyer, LLC	First lien senior secured term loan	S +	5.25%	10.17%	10/19/2025	905	896	897	0.45%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Western Veterinary Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.41%	10/29/2026	506	498	500	0.25%
Western Veterinary Partners, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.41%	10/29/2026	24	—	—	0.00%
Western Veterinary Partners, LLC	First lien senior secured term loan	S +	6.25%	11.41%	10/29/2026	1,312	1,289	1,296	0.67%
							47,518	47,405	24.18%
Health care technology
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.25%	10.40%	7/29/2027	$117	$(1)	$(1)	0.00%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.25%	10.40%	7/29/2027	150	12	14	0.01%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.25%	10.40%	7/29/2027	1,454	1,439	1,441	0.74%
Millennia Patient Services, LLC	First lien senior secured revolving loan	S +	6.50%	11.42%	3/8/2026	134	25	25	0.01%
Millennia Patient Services, LLC	First lien senior secured term loan	S +	6.50%	11.42%	3/8/2026	988	975	976	0.49%
							2,450	2,455	1.25%
Household durables
Storm Smart Buyer LLC (6)	First lien senior secured revolving loan	S +	6.00%	11.16%	4/5/2026	$131	$(2)	$(2)	0.00%
Storm Smart Buyer LLC	First lien senior secured term loan	S +	6.00%	11.16%	4/5/2026	906	893	895	0.45%
Trademark Global, LLC	First lien senior secured revolving loan	L +	7.50%	12.34%	7/30/2024	115	105	99	0.05%
Trademark Global, LLC	First lien senior secured term loan	L +	7.50%	12.34%	7/30/2024	1,851	1,832	1,750	0.90%
							2,828	2,742	1.40%
Industrial Conglomerates
Hultec Buyer, LLC	First lien senior secured revolving loan	S +	6.25%	11.16%	3/31/2029	$140	$15	$15	0.01%
Hultec Buyer, LLC	First lien senior secured term loan	S +	6.25%	11.23%	3/31/2029	855	829	829	0.42%
							$844	844	0.43%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	L +	6.50%	11.47%	12/18/2025	$188	$180	$178	0.09%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	L +	6.50%	11.40%	12/18/2025	2,509	2,472	2,447	1.25%
DealerOn Inc. (6)	First lien senior secured revolving loan	S +	5.50%	10.42%	11/19/2024	314	(2)	(2)	0.00%
DealerOn Inc.	First lien senior secured term loan	S +	5.50%	10.42%	11/19/2024	1,600	1,586	1,592	0.81%
							4,236	4,215	2.15%
IT services
ARC Healthcare Technologies, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.54%	6/22/2025	$187	$17	$17	0.01%
ARC Healthcare Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.54%	6/22/2025	75	(1)	(1)	0.00%
ARC Healthcare Technologies, LLC	First lien senior secured term loan	S +	5.25%	10.54%	6/22/2025	1,407	1,393	1,395	0.71%
E-Phoenix Acquisition Co. Inc.	First lien senior secured revolving loan	L +	5.75%	10.67%	6/23/2027	75	14	14	0.01%
E-Phoenix Acquisition Co. Inc.	First lien senior secured term loan	L +	5.75%	10.91%	6/23/2027	1,427	1,413	1,416	0.72%
FreshAddress, LLC (6)	First lien senior secured revolving loan	L +	5.50%	10.66%	10/5/2025	30	—	—	0.00%
FreshAddress, LLC	First lien senior secured term loan	L +	5.50%	10.66%	10/5/2025	1,685	1,668	1,670	0.86%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.66%	10/26/2027	23	(1)	—	0.00%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.66%	10/26/2027	366	358	358	0.18%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
P and R Dental Strategies, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.92%	12/22/2026	23	—	—	0.00%
P and R Dental Strategies, LLC	First lien senior secured term loan	S +	6.00%	10.92%	12/22/2026	652	642	642	0.32%
							5,503	5,511	2.81%
Leisure equipment and products
MacNeill Pride Group Corp.	First lien senior secured delayed draw term loan	S +	6.50%	11.66%	4/22/2026	$499	$451	$452	0.23%
MacNeill Pride Group Corp.	First lien senior secured revolving loan	S +	6.50%	11.66%	4/22/2026	287	63	63	0.03%
MacNeill Pride Group Corp.	First lien senior secured term loan	S +	6.50%	11.66%	4/22/2026	865	858	861	0.44%
Champion Motorsports Group, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.41%	10/8/2026	56	(1)	(1)	0.00%
Champion Motorsports Group, LLC	First lien senior secured term loan	S +	6.25%	11.41%	10/8/2026	1,684	1,657	1,656	0.85%
							3,028	3,031	1.55%
Leisure products
PHGP MB Purchaser, Inc. (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.16%	5/27/2027	$113	$(1)	$(1)	0.00%
PHGP MB Purchaser, Inc.	First lien senior secured revolving loan	S +	6.00%	11.16%	5/20/2027	75	12	12	0.01%
PHGP MB Purchaser, Inc.	First lien senior secured term loan	S +	6.00%	11.16%	5/20/2027	1,100	1,082	1,084	0.55%
							1,093	1,095	0.56%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.41%	5/3/2026	$267	$(3)	$(3)	0.00%
Aptitude Health Holdings, LLC	First lien senior secured term loan	S +	5.25%	10.41%	5/3/2026	1,100	1,086	1,087	0.55%
							1,083	1,084	0.55%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	L +	6.25%	11.24%	4/30/2026	$173	$32	$33	0.02%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	L +	6.25%	11.29%	4/30/2026	933	921	922	0.47%
DNS IMI Acquisition Corp (6)	First lien senior secured delayed draw term loan	L +	5.75%	10.91%	11/23/2026	75	(1)	(1)	0.00%
DNS IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.75%	12.75%	11/23/2026	56	8	8	0.00%
DNS IMI Acquisition Corp	First lien senior secured term loan	L +	5.75%	10.91%	11/23/2026	1,644	1,620	1,622	0.83%
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	11.05%	6/21/2028	49	—	—	0.00%
Double E Company, LLC	First lien senior secured revolving loan	S +	6.00%	11.04%	6/21/2028	66	22	22	0.01%
Double E Company, LLC	First lien senior secured term loan	S +	6.00%	11.05%	6/21/2028	1,047	1,038	1,040	0.53%
							3,640	3,646	1.86%
Media
ALM Media, LLC (6)(17)	First lien senior secured revolving loan	L +	6.00%	11.16%	11/25/2024	$971	$(8)	$(4)	0.00%
ALM Media, LLC	First lien senior secured term loan	L +	6.00%	11.16%	11/25/2024	2,435	2,412	2,422	1.24%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	L +	6.00%	10.97%	12/9/2026	224	169	169	0.09%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	L +	6.00%	11.15%	12/9/2026	23	—	—	0.00%
Exclusive Concepts, LLC	First lien senior secured term loan	L +	6.00%	11.15%	12/9/2026	625	615	616	0.31%
Infolinks Media Buyco, LLC (6)	First lien senior secured delayed draw term loan	L +	5.50%	10.66%	11/1/2026	39	—	—	0.00%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)		Amortized Cost(4)	Fair Value	Percentage of Net Assets
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	L +	5.50%	10.66%	11/1/2026		38	(1)	—	0.00%
Infolinks Media Buyco, LLC	First lien senior secured term loan	L +	5.50%	10.66%	11/1/2026		1,149	1,132	1,134	0.57%
The Channel Company, LLC	First lien senior secured revolving loan	S +	5.50%	10.62%	11/1/2027		62	34	34	0.02%
The Channel Company, LLC	First lien senior secured term loan	S +	5.50%	10.66%	11/1/2027		2,341	2,308	2,317	1.18%
								6,661	6,688	3.41%
Metals and mining
Copperweld Group, Inc.	First lien senior secured revolving loan	S +	6.00%	11.05%	9/27/2024		$462	$115	$120	0.06%
Copperweld Group, Inc.	First lien senior secured term loan	S +	6.00%	11.16%	9/27/2024		2,279	2,234	2,263	1.16%
								2,349	2,383	1.22%
Personal products
Cosmetic Solutions, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.42%	10/17/2025		$363	$359	$349	0.18%
Cosmetic Solutions, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.42%	10/17/2025		344	(4)	(13)	(0.01)%
Cosmetic Solutions, LLC	First lien senior secured term loan	S +	6.50%	11.42%	10/17/2025		2,776	2,740	2,671	1.36%
								3,095	3,007	1.53%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C +	5.75%	10.78%	7/23/2026		$30	$—	$—	0.00%
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C +	5.75%	10.78%	7/23/2026	C$	75	(1)	(1)	0.00%
Bio Agri Mix Holdings Inc. (7)	First lien senior secured term loan	C +	5.75%	10.78%	7/23/2026	C$	1,241	973	906	0.46%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	L +	5.25%	10.38%	9/22/2026		299	121	121	0.06%
Formulated Buyer, LLC	First lien senior secured revolving loan	L +	5.25%	10.33%	9/22/2026		188	91	91	0.05%
Formulated Buyer, LLC	First lien senior secured term loan	L +	5.25%	10.40%	9/22/2026		460	453	453	0.23%
								1,637	1,570	0.80%
Professional services
Stax Holding Company, LLC (6)(18)	First lien senior secured revolving loan	L +	5.00%	10.16%	10/29/2026		$60	$(1)	$(1)	0.00%
Stax Holding Company, LLC	First lien senior secured term loan	L +	5.00%	10.16%	10/29/2026		815	806	807	0.41%
								805	806	0.41%
Real estate management and development
BBG Intermediate Holdings, Inc. (19)	First lien senior secured revolving loan	S +	6.50%	11.53%	1/8/2026		$233	$226	$222	0.11%
BBG Intermediate Holdings, Inc.	First lien senior secured term loan	S +	6.50%	11.45%	1/8/2026		1,879	1,855	1,820	0.93%
MetaSource, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.17%	5/17/2027		49	—	—	0.00%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.25%	11.17%	5/17/2027		75	14	15	0.01%
MetaSource, LLC	First lien senior secured term loan	S +	6.25%	11.17%	5/17/2027		934	926	928	0.47%
								3,021	2,985	1.52%
Semiconductors and semiconductor equipment
Altamira Material Solutions, LP (6)	First lien senior secured revolving loan	L +	5.50%	10.70%	9/2/2026		$45	$(1)	$(1)	0.00%
Altamira Material Solutions, LP	First lien senior secured term loan	L +	5.50%	10.70%	9/2/2026		720	708	710	0.36%
								707	709	0.36%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Software
Affinitiv, Inc. (6)	First lien senior secured revolving loan	S +	6.50%	11.66%	8/26/2024	$248	$(2)	$(1)	0.00%
Affinitiv, Inc.	First lien senior secured term loan	S +	6.50%	11.66%	8/26/2024	2,260	2,241	2,248	1.15%
ShiftKey, LLC	First lien senior secured revolving loan	S +	5.75%	10.62%	6/21/2027	110	43	43	0.02%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	10.91%	6/21/2027	3,731	3,698	3,719	1.90%
							5,980	6,009	3.07%
Specialty retail
Dykstra's Auto, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.83%	10/22/2026	$186	$183	$183	0.09%
Dykstra's Auto, LLC (6)	First lien senior secured revolving loan	P +	4.75%	12.25%	10/22/2026	38	(1)	(1)	0.00%
Dykstra's Auto, LLC	First lien senior secured term loan	S +	5.75%	10.91%	10/22/2026	490	482	483	0.24%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.69%	12/22/2026	223	219	220	0.11%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.66%	12/22/2023	224	220	221	0.11%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	P +	5.00%	13.00%	12/22/2026	38	29	29	0.01%
Kaizen Auto Care, LLC	First lien senior secured term loan	S +	6.50%	11.66%	12/22/2026	857	841	845	0.44%
Leonard Group, Inc. (6)	First lien senior secured revolving loan	S +	6.50%	11.66%	2/26/2026	234	(5)	(1)	0.00%
Leonard Group, Inc.	First lien senior secured term loan	S +	6.50%	11.66%	2/26/2026	1,559	1,542	1,550	0.79%
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	L +	6.50%	11.34%	11/16/2027	63	(1)	(1)	0.00%
Pink Lily Holdings, LLC	First lien senior secured term loan	L +	6.50%	11.34%	11/16/2027	1,354	1,335	1,337	0.69%
Soccer Post Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.66%	6/30/2027	37	35	35	0.02%
Soccer Post Acquisition, LLC	First lien senior secured revolving loan	S +	5.50%	10.60%	6/30/2027	38	33	33	0.02%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S +	5.50%	10.66%	6/30/2027	703	693	694	0.35%
							5,605	5,627	2.87%
Trading companies and distributors
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S +	6.25%	11.30%	4/9/2027	$351	$347	$342	0.17%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S +	6.25%	11.24%	4/9/2027	128	127	125	0.06%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S +	6.25%	11.21%	4/9/2027	106	103	103	0.05%
AFC Industries, Inc. (20)	First lien senior secured revolving loan	S +	6.25%	11.30%	10/9/2026	156	65	63	0.03%
AFC Industries, Inc.	First lien senior secured term loan	S +	6.25%	11.07%	4/9/2027	765	757	746	0.38%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.66%	10/31/2025	568	564	567	0.29%
Banner Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.66%	10/31/2025	370	71	72	0.04%
Banner Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.66%	10/31/2025	1,368	1,356	1,360	0.70%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	5.50%	10.42%	1/17/2025	439	153	153	0.08%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	5.50%	10.43%	1/17/2025	1,545	1,530	1,532	0.79%
Montway LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.54%	11/4/2025	673	664	664	0.34%
Montway LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.47%	11/4/2025	150	(2)	(2)	0.00%
Montway LLC	First lien senior secured term loan	S +	6.25%	11.47%	11/4/2025	714	703	704	0.36%
Shearer Supply, LLC	First lien senior secured revolving loan	P +	4.25%	12.00%	9/17/2027	113	88	90	0.05%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Shearer Supply, LLC	First lien senior secured term loan	P +	4.25%	12.25%	9/17/2027	922	907	922	0.47%
Triad Technologies, LLC	First lien senior secured revolving loan	S +	6.00%	11.05%	6/8/2026	332	61	61	0.03%
Triad Technologies, LLC	First lien senior secured term loan	S +	6.00%	11.15%	6/8/2026	1,352	1,326	1,330	0.67%
							8,820	8,832	4.51%
Water utilities
Diamondback Buyer, LLC	First lien senior secured revolving loan	S +	5.50%	10.45%	7/22/2026	$75	$40	$40	0.02%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.50%	10.60%	7/22/2026	1,198	1,178	1,185	0.60%
							1,218	1,225	0.62%
Total non-controlled/non-affiliated senior secured debt							$175,863	$174,487	89.00%

Non-controlled/non-affiliated sponsor subordinated notes
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		19.50%	7/17/2025		$11	$12	0.01%
Shearer Supply, LLC	Sponsor subordinated note	12.50% + 7.00% PIK		19.50%	9/17/2027		5	6	0.00%
Total non-controlled/non-affiliated sponsor subordinated notes							16	18	0.01%
Total non-controlled/non-affiliated investments							$175,879	$174,505	89.01%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (21)(22)(23)	Equity - 1.73% membership interest						$7,030	$9,592	4.89%
Twin Brook Segregated Equity Holdings, LLC (21)(22)(23)	Equity - 2.11% membership interest						14	18	0.01%
Total non-controlled/affiliated investments							$7,044	$9,610	4.90%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)

Company(1)(2)	Investment	Reference Rate and Spread(5)	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Total investments						$182,923	$184,115	93.91%

The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
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
(5)
Unless otherwise indicated, the interest rate on the principal balance outstanding for all floating rate loans is indexed to the London Interbank Offered Rate (“LIBOR” or “L”), the Term Secured Overnight Financing Rate (“Term SOFR” or S”) and/or an alternate base rate (e.g. prime rate (“P”)), which typically resets semiannually, quarterly, or monthly at the borrower’s option. The applicable base rate may be subject to a floor. The borrower may also elect to have multiple interest reset periods for each loan. For each of these loans, the applicable margin has been provided over Term SOFR based on each respective credit agreement. As of March 31, 2023, the reference rates for the floating rate loans were the 3 Month L of 5.19%, 3 Month CDOR of 5.03%, Term SOFR of 4.87% and the Prime Rate of 8.00%.

(6)
Represents revolvers and delayed draw term loans where the entire balance is unfunded as of March 31, 2023. The negative fair value is a result of the commitment being valued below par. Refer to Note 8 for further information.

(7)
Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2023, non-qualifying assets (foreign investments and derivative contracts) represented approximately 2.95% of the total assets of the Company.

(8)	Principal balance includes reserve for letter of credit of $1,875 on which the borrower pays 5.75%.
(9)	Principal balance includes reserve for letter of credit of $15,654 on which the borrower pays 7.00%.
(10)	Principal balance includes reserve for letter of credit of $10,663 on which the borrower pays 5.50%.
(11)	Principal balance includes reserve for letter of credit of $2,145 on which the borrower pays 6.75%.
(12)	Principal balance includes reserve for letter of credit of $9,735 on which the borrower pays 6.00%.
(13)	Principal balance includes reserve for letter of credit of $2,851 on which the borrower pays 6.25%.
(14)	Principal balance includes reserve for letter of credit of $3,930 on which the borrower pays 7.00%.
(15)	Principal balance includes reserve for letter of credit of $3,337 on which the borrower pays 6.00%.
(16)	Principal balance includes reserve for letter of credit of $5,410 on which the borrower pays 7.50%.
(17)	Principal balance includes reserve for letter of credit of $141,677 on which the borrower pays 0.00%.
(18)	Principal balance includes reserve for letter of credit of $2,248 on which the borrower pays 5.00%.
(19)	Principal balance includes reserve for letter of credit of $3,517 on which the borrower pays 6.50%.
(20)	Principal balance includes reserve for letter of credit of $6,240 on which the borrower pays 6.25%.
(21)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment. Consistent with FASB guidance under ASC 820, these investments are excluded from the hierarchical levels. This represents an investment in an affiliated fund.
(22)
Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $9,610 or 4.90% of the Company's net assets.

(23)	Non-income producing investment.
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands)
(Unaudited)
Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation/ (Depreciation)
Wells Fargo Bank, National Association	USD 1,491	CAD 2,002	4/24/2023	$8
Total				$8

Currency Abbreviations:
USD - U.S. Dollar
CAD - Canadian Dollar
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Investments
Non-controlled/non-affiliated senior secured debt
Aerospace and defense
Mattco Forge, Inc. (6)	First lien senior secured revolving loan	L +	6.25%	10.42%	12/6/2024	$506	$(5)	$(11)	(0.01)%
Mattco Forge, Inc.	First lien senior secured term loan	L +	6.25%	10.42%	12/6/2024	2,168	2,142	2,119	1.08%
							2,137	2,108	1.07%
Air freight and logistics
Load One Purchaser Corporation (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	6/21/2028	$150	$(3)	$(2)	—%
Load One Purchaser Corporation	First lien senior secured revolving loan	S +	6.00%	10.84%	6/21/2028	75	6	6	—%
Load One Purchaser Corporation	First lien senior secured term loan	S +	6.00%	10.84%	6/21/2028	810	795	797	0.41%
							798	801	0.41%
Auto components
AvCarb, LLC	First lien senior secured delayed draw term loan	L +	6.00%	10.57%	11/12/2026	$665	$222	$222	0.11%
AvCarb, LLC	First lien senior secured revolving loan	L +	6.00%	10.17%	11/12/2026	38	3	3	—%
AvCarb, LLC	First lien senior secured term loan	L +	6.00%	10.17%	11/12/2026	495	486	487	0.25%
CCG Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	6.00%	10.84%	5/17/2027	19	—	—	—%
CCG Acquisition, Inc.	First lien senior secured term loan	S +	6.00%	10.84%	5/17/2027	425	419	420	0.21%
Raneys, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.59%	6/7/2027	38	(1)	(1)	—%
Raneys, LLC	First lien senior secured term loan	S +	5.75%	10.59%	6/7/2027	453	444	445	0.23%
Vehicle Accessories, Inc. (6)	First lien senior secured revolving loan	P +	4.50%	12.00%	11/30/2026	38	—	—	—%
Vehicle Accessories, Inc.	First lien senior secured term loan	S +	5.50%	10.34%	11/30/2026	1,666	1,655	1,659	0.85%
							3,228	3,235	1.65%
Chemicals
AM Buyer, LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.59%	5/1/2025	$111	$(1)	$(1)	—%
AM Buyer, LLC	First lien senior secured term loan	S +	6.75%	11.59%	5/1/2025	474	467	469	0.24%
Answer Acquisition, LLC (6)	First lien senior secured revolving loan	L +	5.50%	10.23%	12/30/2026	38	(1)	(1)	—%
Answer Acquisition, LLC	First lien senior secured term loan	L +	5.50%	10.23%	12/30/2026	1,699	1,671	1,673	0.86%
Custom Agronomics Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.34%	8/26/2027	45	(1)	(1)	—%
Custom Agronomics Holdings, LLC	First lien senior secured term loan	S +	6.50%	11.34%	8/26/2027	236	231	232	0.12%
SASE Company, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.19%	11/15/2026	38	(1)	(1)	—%
SASE Company, LLC	First lien senior secured term loan	S +	5.75%	10.19%	11/15/2026	1,615	1,588	1,592	0.81%
Teel Plastics, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.44%	1/24/2025	324	(3)	(1)	—%
Teel Plastics, LLC	First lien senior secured term loan	S +	5.00%	9.44%	1/24/2025	1,787	1,767	1,779	0.91%
USALCO, LLC	First lien senior secured revolving loan	L +	6.00%	10.38%	10/19/2026	100	42	42	0.02%
USALCO, LLC	First lien senior secured term loan	L +	6.00%	10.73%	10/19/2027	1,884	1,867	1,872	0.96%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							7,626	7,654	3.92%
Commercial services and supplies
Alliance Environmental Group, LLC	First lien senior secured delayed draw term loan	L +	6.00%	11.15%	12/30/2027	$75	$53	$53	0.03%
Alliance Environmental Group, LLC	First lien senior secured revolving loan	L +	6.00%	10.47%	12/30/2027	38	35	35	0.02%
Alliance Environmental Group, LLC	First lien senior secured term loan	L +	6.00%	11.15%	12/30/2027	1,451	1,426	1,428	0.73%
Edko Acquisition, LLC (8)	First lien senior secured revolving loan	S +	6.00%	10.84%	6/25/2026	38	3	3	—%
Edko Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.59%	6/25/2026	1,139	1,122	1,124	0.57%
Franchise Fastlane, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.38%	5/2/2027	15	—	—	—%
Franchise Fastlane, LLC	First lien senior secured term loan	S +	5.50%	10.38%	5/2/2027	1,170	1,149	1,151	0.59%
Gold Medal Holdings, Inc. (9)	First lien senior secured revolving loan	S +	7.00%	11.74%	3/17/2027	50	23	23	0.01%
Gold Medal Holdings, Inc.	First lien senior secured term loan	S +	7.00%	11.84%	3/17/2027	722	713	716	0.37%
Green Monster Acquisition, LLC (6)	First lien senior secured revolving loan	L +	5.50%	10.23%	12/28/2026	38	(1)	(1)	—%
Green Monster Acquisition, LLC	First lien senior secured term loan	L +	5.50%	10.23%	12/28/2026	1,176	1,157	1,158	0.59%
HLSG Intermediate, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.03%	3/31/2028	96	94	95	0.05%
HLSG Intermediate, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.94%	3/31/2028	60	(1)	(1)	—%
HLSG Intermediate, LLC	First lien senior secured term loan	S +	6.50%	10.94%	3/31/2028	1,004	993	995	0.51%
Nimlok Company, LLC (6)(10)	First lien senior secured revolving loan	S +	5.50%	10.16%	11/27/2024	320	(3)	(4)	—%
Nimlok Company, LLC	First lien senior secured term loan	S +	5.50%	10.16%	11/27/2025	2,678	2,641	2,645	1.35%
Steel City Wash, LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.09%	12/27/2026	143	141	141	0.07%
Steel City Wash, LLC	First lien senior secured revolving loan	S +	6.25%	10.90%	12/27/2026	38	15	15	0.01%
Steel City Wash, LLC	First lien senior secured term loan	S +	6.25%	11.09%	12/27/2026	794	781	783	0.40%
							10,341	10,359	5.30%
Construction and engineering
BCI Burke Holding Corp.	First lien senior secured delayed draw term loan	L +	5.50%	9.70%	12/14/2027	$131	$24	$24	0.01%
BCI Burke Holding Corp. (6)	First lien senior secured revolving loan	L +	5.50%	10.23%	12/14/2027	79	(1)	(1)	—%
BCI Burke Holding Corp.	First lien senior secured term loan	L +	5.50%	10.23%	12/14/2027	874	863	865	0.44%
CPS HVAC Group, LLC	First lien senior secured delayed draw term loan	L +	6.75%	11.37%	12/15/2026	150	32	32	0.02%
CPS HVAC Group, LLC (11)	First lien senior secured revolving loan	L +	6.75%	11.90%	12/15/2026	38	8	8	—%
CPS HVAC Group, LLC	First lien senior secured term loan	L +	6.75%	11.90%	12/15/2026	272	268	268	0.14%
Domino Equipment Company, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.13%	4/1/2026	79	(1)	(1)	—%
Domino Equipment Company, LLC	First lien senior secured term loan	S +	6.25%	11.13%	4/1/2026	575	565	566	0.29%
Highland Acquisition, Inc. (6)	First lien senior secured revolving loan	S +	5.50%	10.34%	3/9/2027	30	(1)	—	—%
Highland Acquisition, Inc.	First lien senior secured term loan	S +	5.50%	10.34%	3/9/2027	937	921	922	0.47%
Rose Paving, LLC	First lien senior secured revolving loan	S +	5.75%	10.57%	11/7/2028	94	50	50	0.03%
Rose Paving, LLC	First lien senior secured term loan	S +	5.75%	10.55%	11/7/2028	751	732	732	0.37%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							3,460	3,465	1.77%
Containers and packaging
Bulk Lift International, LLC (6)(7)	First lien senior secured revolving loan	S +	6.75%	11.28%	11/15/2027	$38	$(1)	$(1)	—%
Bulk Lift International, LLC (7)	First lien senior secured term loan	S +	6.75%	11.28%	11/15/2027	258	252	252	0.13%
Innovative FlexPak, LLC	First lien senior secured revolving loan	S +	7.00%	11.36%	1/23/2025	627	464	325	0.17%
Innovative FlexPak, LLC	First lien senior secured term loan	S +	7.00%	11.44%	1/23/2025	2,616	2,574	1,998	1.00%
MRC Keeler Acquisition, LLC	First lien senior secured delayed draw term loan	L +	5.75%	10.48%	12/4/2025	75	74	74	0.04%
MRC Keeler Acquisition, LLC	First lien senior secured revolving loan	L +	5.75%	10.07%	12/4/2025	150	73	73	0.04%
MRC Keeler Acquisition, LLC	First lien senior secured term loan	L +	5.75%	10.48%	12/4/2025	952	940	941	0.48%
Vanguard Packaging, LLC	First lien senior secured revolving loan	L +	5.00%	9.66%	8/9/2024	535	51	50	0.03%
Vanguard Packaging, LLC	First lien senior secured term loan	L +	5.00%	9.73%	8/9/2024	1,193	1,186	1,185	0.61%
							5,613	4,897	2.50%
Distributors
RTP Acquisition, LLC	First lien senior secured revolving loan	S +	6.25%	10.69%	8/17/2026	$38	$3	$3	—%
RTP Acquisition, LLC	First lien senior secured term loan	S +	6.25%	10.69%	8/17/2026	918	902	905	0.46%
							905	908	0.46%
Diversified consumer services
50Floor, LLC (6)	First lien senior secured revolving loan	L +	6.25%	10.98%	12/31/2025	$199	$(2)	$(2)	—%
50Floor, LLC	First lien senior secured term loan	L +	6.25%	10.98%	12/31/2026	953	939	941	0.48%
ACES Intermediate, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.63%	7/27/2027	150	(3)	(3)	—%
ACES Intermediate, LLC	First lien senior secured term loan	S +	5.75%	10.63%	7/27/2027	1,887	1,851	1,856	0.95%
Groundworks Operations, LLC	First lien senior secured delayed draw term loan	L +	4.75%	9.48%	1/17/2026	1,866	1,814	1,821	0.93%
Groundworks Operations, LLC (6)	First lien senior secured revolving loan	L +	4.75%	9.48%	1/17/2026	387	(4)	(2)	—%
Groundworks Operations, LLC	First lien senior secured term loan	L +	4.75%	9.48%	1/17/2026	2,479	2,449	2,463	1.26%
Home Brands Group Holdings, Inc. (6)	First lien senior secured revolving loan	L +	4.75%	9.16%	11/8/2026	48	(1)	(1)	—%
Home Brands Group Holdings, Inc.	First lien senior secured term loan	L +	4.75%	9.16%	11/8/2026	1,900	1,867	1,873	0.96%
ISSA, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.09%	3/1/2027	131	(2)	(2)	—%
ISSA, LLC	First lien senior secured term loan	S +	6.25%	11.09%	3/1/2027	922	906	908	0.46%
Juniper Landscaping Holdings LLC	First lien senior secured delayed draw term loan	L +	6.00%	11.14%	12/29/2026	88	69	69	0.04%
Juniper Landscaping Holdings LLC (12)	First lien senior secured revolving loan	L +	6.00%	10.54%	12/29/2026	44	10	11	0.01%
Juniper Landscaping Holdings LLC	First lien senior secured term loan	L +	6.00%	11.15%	12/29/2026	1,314	1,295	1,297	0.66%
Kalkomey Enterprises, LLC (6)	First lien senior secured revolving loan	L +	6.75%	11.48%	4/24/2025	77	(1)	(1)	—%
Kalkomey Enterprises, LLC	First lien senior secured term loan	L +	6.75%	11.48%	4/24/2026	1,050	1,033	1,037	0.53%
PPW Acquisition, LLC	First lien senior secured revolving loan	L +	6.25%	10.85%	9/30/2026	38	37	37	0.02%
PPW Acquisition, LLC	First lien senior secured term loan	L +	6.25%	10.98%	9/30/2026	605	595	596	0.30%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
United Land Services Opco Parent, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	3/23/2026	1,069	658	659	0.34%
United Land Services Opco Parent, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	3/23/2026	188	(4)	(3)	—%
United Land Services Opco Parent, LLC	First lien senior secured revolving loan	S +	6.00%	10.44%	3/23/2026	150	37	38	0.02%
United Land Services Opco Parent, LLC	First lien senior secured term loan	S +	6.00%	10.84%	3/23/2026	303	298	298	0.15%
Yard-Nique, Inc (6)	First lien senior secured delayed draw term loan	S +	6.00%	9.71%	4/30/2026	150	(2)	(2)	—%
Yard-Nique, Inc	First lien senior secured revolving loan	S +	5.00%	8.71%	4/30/2026	19	5	5	—%
Yard-Nique, Inc	First lien senior secured term loan	S +	6.00%	9.71%	4/30/2026	405	400	401	0.21%
							14,244	14,294	7.32%
Electrical equipment
AEP Passion Intermediate Holdings, Inc.	First lien senior secured delayed draw term loan	L +	5.50%	9.88%	10/5/2027	$71	$42	$42	0.02%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured revolving loan	L +	5.50%	9.88%	10/5/2027	48	28	28	0.01%
AEP Passion Intermediate Holdings, Inc.	First lien senior secured term loan	L +	5.50%	9.91%	10/5/2027	1,281	1,265	1,267	0.65%
							1,335	1,337	0.68%
Electronic equipment, instruments and components
Advanced Lighting Acquisition, LLC (6)	First lien senior secured revolving loan	S +	5.00%	9.44%	11/22/2025	$324	$(3)	$(1)	—%
Advanced Lighting Acquisition, LLC	First lien senior secured term loan	S +	5.00%	9.44%	11/22/2025	1,133	1,120	1,131	0.58%
ITSavvy LLC (6)	First lien senior secured delayed draw term loan	S +	5.25%	8.76%	8/8/2028	75	(1)	(1)	—%
ITSavvy LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.68%	8/8/2028	38	—	—	—%
ITSavvy LLC	First lien senior secured term loan	S +	5.25%	8.76%	8/8/2028	676	670	671	0.34%
Nelson Name Plate Company	First lien senior secured delayed draw term loan	L +	5.50%	10.23%	10/18/2026	119	102	102	0.05%
Nelson Name Plate Company	First lien senior secured revolving loan	L +	5.50%	10.23%	10/18/2026	90	15	15	0.01%
Nelson Name Plate Company	First lien senior secured term loan	L +	5.50%	10.23%	10/18/2026	768	756	757	0.39%
							2,659	2,674	1.37%
Food and staples retailing
Engelman Baking Co., LLC	First lien senior secured revolving loan	L +	5.50%	9.88%	2/28/2025	$207	$31	$30	0.02%
Engelman Baking Co., LLC	First lien senior secured term loan	L +	5.50%	9.88%	2/28/2025	713	701	703	0.36%
Mad Rose Company, LLC (13)	First lien senior secured revolving loan	S +	6.25%	10.69%	5/7/2026	119	58	59	0.03%
Mad Rose Company, LLC	First lien senior secured term loan	S +	6.25%	10.69%	5/7/2026	931	916	919	0.47%
Main Street Gourmet, LLC	First lien senior secured delayed draw term loan	L +	5.50%	9.89%	11/10/2025	666	34	35	0.02%
Main Street Gourmet, LLC	First lien senior secured revolving loan	L +	5.50%	10.23%	11/10/2025	38	18	18	0.01%
Main Street Gourmet, LLC	First lien senior secured term loan	L +	5.50%	10.23%	11/10/2025	1,121	1,108	1,110	0.57%
NutriScience Innovations, LLC (6)(14)	First lien senior secured revolving loan	L +	7.00%	11.73%	4/21/2026	131	(2)	(2)	—%
NutriScience Innovations, LLC	First lien senior secured term loan	L +	7.00%	11.73%	4/21/2026	434	428	428	0.22%
Qin's Buffalo, LLC (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.59%	5/5/2027	75	(1)	(1)	—%
Qin's Buffalo, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.59%	5/5/2027	38	(1)	(1)	—%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Qin's Buffalo, LLC	First lien senior secured term loan	S +	5.75%	10.59%	5/5/2027	536	526	528	0.27%
SCP Beverage Buyer, LLC	First lien senior secured revolving loan	S +	5.75%	10.11%	11/24/2026	38	14	14	0.01%
SCP Beverage Buyer, LLC	First lien senior secured term loan	S +	5.75%	10.11%	11/24/2026	412	404	405	0.21%
Universal Pure, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.24%	10/31/2028	128	(3)	(3)	—%
Universal Pure, LLC (6)(15)	First lien senior secured revolving loan	S +	6.00%	10.24%	10/31/2028	150	(4)	(4)	—%
Universal Pure, LLC	First lien senior secured term loan	S +	6.00%	10.24%	10/31/2028	1,328	1,292	1,292	0.66%
							5,519	5,530	2.85%
Food products
Icelandirect, LLC	First lien senior secured revolving loan	L +	6.00%	10.73%	7/30/2026	$38	$35	$36	0.02%
Icelandirect, LLC	First lien senior secured term loan	L +	6.00%	10.73%	7/30/2026	684	674	675	0.35%
Starwest Botanicals Acquisition, LLC	First lien senior secured revolving loan	L +	5.25%	9.83%	4/30/2027	174	172	168	0.09%
Starwest Botanicals Acquisition, LLC	First lien senior secured term loan	L +	5.25%	9.63%	4/30/2027	807	796	779	0.40%
Sun Orchard, LLC	First lien senior secured revolving loan	S +	5.25%	9.69%	7/8/2027	113	5	6	—%
Sun Orchard, LLC	First lien senior secured term loan	S +	5.25%	10.09%	7/8/2027	2,074	2,035	2,039	1.04%
							3,717	3,703	1.90%
Gas utilities
Hydromax USA, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.48%	12/30/2026	$112	$110	$107	0.05%
Hydromax USA, LLC	First lien senior secured revolving loan	S +	6.75%	11.48%	12/30/2026	228	156	149	0.08%
Hydromax USA, LLC	First lien senior secured term loan	S +	6.75%	11.48%	12/30/2026	1,235	1,216	1,181	0.60%
							1,482	1,437	0.73%
Health care equipment and supplies
626 Holdings Equity, LLC	First lien senior secured delayed draw term loan	S +	5.50%	10.17%	2/14/2028	$315	$105	$105	0.05%
626 Holdings Equity, LLC	First lien senior secured revolving loan	P +	4.50%	12.00%	2/14/2027	75	49	49	0.03%
626 Holdings Equity, LLC	First lien senior secured term loan	S +	5.50%	10.72%	2/14/2028	884	868	870	0.44%
EMSAR Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.34%	3/30/2026	216	212	213	0.11%
EMSAR Acquisition LLC	First lien senior secured revolving loan	S +	6.50%	11.34%	3/30/2026	134	118	118	0.06%
EMSAR Acquisition LLC	First lien senior secured term loan	S +	6.50%	11.34%	3/30/2026	638	628	629	0.32%
Medical Technology Associates, Inc. (6)	First lien senior secured revolving loan	S +	6.00%	10.84%	7/25/2028	38	(1)	(1)	—%
Medical Technology Associates, Inc.	First lien senior secured term loan	S +	6.00%	10.84%	7/25/2028	403	395	396	0.20%
Reliable Medical Supply LLC	First lien senior secured delayed draw term loan	S +	7.00%	11.44%	4/8/2025	67	66	66	0.03%
Reliable Medical Supply LLC	First lien senior secured revolving loan	S +	7.00%	11.44%	4/8/2025	138	39	40	0.02%
Reliable Medical Supply LLC	First lien senior secured term loan	S +	7.00%	11.44%	4/8/2025	751	737	743	0.38%
SCA Buyer, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.38%	1/20/2026	396	273	271	0.14%
SCA Buyer, LLC	First lien senior secured revolving loan	S +	6.50%	11.38%	1/20/2026	133	77	76	0.04%
SCA Buyer, LLC	First lien senior secured term loan	S +	6.50%	11.38%	1/20/2026	757	740	737	0.38%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Spectrum Solutions, LLC (6)	First lien senior secured revolving loan	L +	6.00%	10.38%	3/5/2026	267	(5)	(23)	(0.01)%
Spectrum Solutions, LLC	First lien senior secured term loan	L +	6.00%	10.38%	3/5/2026	478	470	438	0.22%
							4,771	4,727	2.41%
Health care providers and services
Agility Intermediate, Inc.	First lien senior secured delayed draw term loan	S +	6.50%	10.77%	4/15/2026	$401	$104	$105	0.05%
Agility Intermediate, Inc.	First lien senior secured revolving loan	S +	6.50%	11.34%	4/15/2026	134	38	38	0.02%
Agility Intermediate, Inc.	First lien senior secured term loan	S +	6.50%	11.34%	4/15/2026	242	238	238	0.12%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.16%	11/23/2025	112	15	15	0.01%
Apex Dental Partners, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.16%	11/23/2025	445	438	440	0.22%
Apex Dental Partners, LLC	First lien senior secured revolving loan	S +	6.50%	11.04%	11/23/2025	150	65	66	0.03%
Apex Dental Partners, LLC	First lien senior secured term loan	S +	6.50%	11.38%	11/23/2025	622	612	614	0.31%
ASC Ortho Management, LLC	First lien senior secured delayed draw term loan	L +	6.00%	10.73%	12/31/2026	359	322	322	0.16%
ASC Ortho Management, LLC (6)	First lien senior secured revolving loan	L +	6.00%	10.73%	12/31/2026	38	(1)	(1)	—%
ASC Ortho Management, LLC	First lien senior secured term loan	L +	6.00%	10.73%	12/31/2026	519	510	511	0.26%
ASP Global Acquisition, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.34%	1/21/2025	562	555	552	0.28%
ASP Global Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.50%	11.34%	1/21/2025	647	(10)	(12)	(0.01)%
ASP Global Acquisition, LLC	First lien senior secured term loan	S +	6.50%	11.34%	1/21/2025	2,306	2,270	2,263	1.16%
Beacon Oral Specialists Management LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.34%	12/14/2025	838	790	791	0.40%
Beacon Oral Specialists Management LLC	First lien senior secured revolving loan	S +	6.50%	11.34%	12/14/2025	188	69	69	0.04%
Beacon Oral Specialists Management LLC	First lien senior secured term loan	S +	6.50%	11.34%	12/14/2025	940	926	928	0.47%
Behavior Frontiers, LLC (16)	First lien senior secured revolving loan	S +	7.50%	12.34%	5/21/2026	38	18	15	0.01%
Behavior Frontiers, LLC	First lien senior secured term loan	S +	7.50%	12.34%	5/21/2026	656	645	597	0.31%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured delayed draw term loan	S +	5.50%	9.19%	6/7/2026	188	(2)	(2)	—%
Benefit Plan Administrators of Eau Claire, LLC (6)	First lien senior secured revolving loan	S +	5.50%	9.19%	6/7/2026	38	(1)	—	—%
Benefit Plan Administrators of Eau Claire, LLC	First lien senior secured term loan	S +	5.50%	9.19%	6/7/2026	824	812	814	0.42%
Brightview, LLC	First lien senior secured delayed draw term loan	L +	5.75%	10.13%	12/14/2026	107	47	47	0.02%
Brightview, LLC (6)	First lien senior secured revolving loan	L +	5.75%	10.13%	12/14/2026	52	(1)	—	—%
Brightview, LLC	First lien senior secured term loan	L +	5.75%	10.13%	12/14/2026	692	685	686	0.35%
Canadian Orthodontic Partners Corp. (6)(7)	First lien senior secured delayed draw term loan	C +	7.00%	11.88%	3/19/2026	140	(1)	(3)	—%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured delayed draw term loan	C +	7.00%	11.88%	3/19/2026	358	212	195	0.10%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	S +	7.00%	11.84%	3/19/2026	107	105	104	0.05%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured revolving loan	C +	7.00%	11.88%	3/19/2026	268	204	190	0.10%
Canadian Orthodontic Partners Corp. (7)	First lien senior secured term loan	C +	7.00%	11.88%	3/19/2026	225	176	162	0.08%
Change Academy at Lake of the Ozarks, LLC (6)	First lien senior secured revolving loan	S +	5.25%	9.98%	8/2/2027	113	(2)	(2)	—%
Change Academy at Lake of the Ozarks, LLC	First lien senior secured term loan	S +	5.25%	9.98%	8/2/2027	1,773	1,740	1,743	0.89%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Community Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	6/10/2026	223	163	165	0.08%
Community Care Partners, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	6/10/2026	19	—	—	—%
Community Care Partners, LLC	First lien senior secured revolving loan	S +	6.00%	10.44%	6/10/2026	75	14	14	0.01%
Community Care Partners, LLC	First lien senior secured term loan	S +	6.00%	10.44%	6/10/2026	953	942	946	0.48%
Dermatology Medical Partners OpCo, LLC	First lien senior secured delayed draw term loan	S +	6.50%	11.21%	10/29/2026	97	39	39	0.02%
Dermatology Medical Partners OpCo, LLC	First lien senior secured revolving loan	S +	6.50%	11.08%	10/29/2026	38	16	16	0.01%
Dermatology Medical Partners OpCo, LLC	First lien senior secured term loan	S +	6.50%	11.34%	10/29/2026	321	314	314	0.16%
EH Management Company, LLC	First lien senior secured revolving loan	S +	5.50%	10.34%	7/15/2026	38	22	22	0.01%
EH Management Company, LLC	First lien senior secured term loan	S +	5.50%	10.34%	7/15/2026	970	954	957	0.49%
Endodontic Practice Partners, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.90%	11/2/2027	375	261	261	0.13%
Endodontic Practice Partners, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.64%	11/2/2027	38	(1)	(1)	—%
Endodontic Practice Partners, LLC	First lien senior secured term loan	S +	5.75%	10.64%	11/2/2027	662	649	649	0.33%
Geriatric Medical and Surgical Supply, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.84%	12/21/2025	300	(4)	(4)	—%
Geriatric Medical and Surgical Supply, LLC	First lien senior secured term loan	S +	6.00%	10.84%	12/21/2025	943	929	930	0.48%
Golden Bear PT Partners, LLC	First lien senior secured delayed draw term loan	S +	7.75%	12.59%	10/22/2026	333	167	162	0.08%
Golden Bear PT Partners, LLC	First lien senior secured revolving loan	S +	7.75%	12.59%	10/22/2026	38	7	6	—%
Golden Bear PT Partners, LLC	First lien senior secured term loan	S +	7.75%	12.59%	10/22/2026	1,544	1,510	1,488	0.76%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.94%	8/20/2026	67	66	67	0.03%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.94%	8/20/2026	112	111	111	0.06%
Guardian Dentistry Practice Management, LLC	First lien senior secured delayed draw term loan	S +	6.50%	10.94%	8/20/2026	319	314	316	0.16%
Guardian Dentistry Practice Management, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.94%	8/20/2026	23	—	—	—%
Guardian Dentistry Practice Management, LLC	First lien senior secured term loan	S +	6.50%	10.94%	8/20/2026	521	511	515	0.26%
IPC Pain Acquistion, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.44%	5/19/2027	278	(3)	(3)	—%
IPC Pain Acquistion, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.44%	5/19/2027	25	—	—	—%
IPC Pain Acquistion, LLC	First lien senior secured term loan	S +	6.00%	10.44%	5/19/2027	177	174	175	0.09%
Network Partners Acquisition, LLC (6)	First lien senior secured delayed draw term loan	L +	6.00%	10.73%	12/30/2026	113	(2)	(2)	—%
Network Partners Acquisition, LLC (6)	First lien senior secured revolving loan	L +	6.00%	10.73%	12/30/2026	38	(1)	(1)	—%
Network Partners Acquisition, LLC	First lien senior secured term loan	L +	6.00%	10.73%	12/30/2026	392	386	386	0.20%
NH Kronos Buyer, Inc. (6)	First lien senior secured revolving loan	S +	10.00%	14.24%	11/1/2028	263	(8)	(8)	—%
NH Kronos Buyer, Inc.	First lien senior secured term loan	S +	6.25%	10.49%	11/1/2028	2,229	2,163	2,173	1.11%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.18%	12/31/2025	603	13	8	—%
Peak Dental Services, LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.18%	12/31/2025	885	572	571	0.29%
Peak Dental Services, LLC	First lien senior secured revolving loan	S +	6.75%	11.48%	12/31/2025	133	131	131	0.07%
Peak Dental Services, LLC	First lien senior secured term loan	S +	6.75%	11.56%	12/31/2025	585	576	578	0.30%
Peak Investment Holdings, LLC	First lien senior secured delayed draw term loan	L +	7.00%	11.73%	12/6/2024	603	13	8	—%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Peak Investment Holdings, LLC (6)	First lien senior secured revolving loan	L +	7.00%	11.73%	12/6/2024	324	(3)	(6)	—%
Peak Investment Holdings, LLC	First lien senior secured term loan	L +	7.00%	11.73%	12/6/2024	1,288	1,275	1,265	0.65%
Pentec Acquisition Corp. (6)	First lien senior secured revolving loan	L +	6.00%	10.38%	10/8/2026	75	(1)	(1)	—%
Pentec Acquisition Corp.	First lien senior secured term loan	L +	6.00%	10.38%	10/8/2026	996	980	988	0.51%
Propio LS, LLC	First lien senior secured revolving loan	S +	5.50%	10.46%	8/2/2027	75	55	55	0.03%
Propio LS, LLC	First lien senior secured term loan	S +	5.50%	10.38%	8/2/2027	1,193	1,171	1,173	0.60%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	11.19%	11/3/2027	150	(3)	(3)	—%
Purpose Home Health Acquisition, LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.19%	11/3/2027	38	(1)	(1)	—%
Purpose Home Health Acquisition, LLC	First lien senior secured term loan	S +	6.25%	11.19%	11/3/2027	353	345	345	0.18%
Revival Animal Health, LLC	First lien senior secured revolving loan	S +	6.50%	11.23%	4/6/2026	131	43	43	0.02%
Revival Animal Health, LLC	First lien senior secured term loan	S +	6.50%	11.34%	4/6/2026	1,021	1,006	1,009	0.52%
RQM Buyer, Inc.	First lien senior secured delayed draw term loan	S +	5.75%	10.59%	8/12/2026	84	83	84	0.04%
RQM Buyer, Inc.	First lien senior secured revolving loan	S +	5.75%	10.52%	8/12/2026	206	12	14	0.01%
RQM Buyer, Inc.	First lien senior secured term loan	S +	5.75%	10.59%	8/12/2026	1,694	1,668	1,682	0.86%
Sage Dental Management, LLC (6)	First lien senior secured revolving loan	P +	4.25%	11.25%	4/1/2024	75	—	—	—%
Sage Dental Management, LLC	First lien senior secured term loan	S +	5.75%	10.59%	4/1/2024	947	940	941	0.48%
SAMGI Buyer, Inc. (6)	First lien senior secured revolving loan	L +	5.50%	10.23%	4/14/2025	138	(2)	(2)	—%
SAMGI Buyer, Inc.	First lien senior secured term loan	L +	5.50%	10.23%	4/14/2025	720	709	712	0.36%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	9/25/2025	158	(4)	(2)	—%
SCP ENT and Allergy Services, LLC (6)	First lien senior secured revolving loan	S +	6.00%	10.84%	9/25/2025	256	(5)	(3)	—%
SCP ENT and Allergy Services, LLC	First lien senior secured term loan	S +	6.00%	10.84%	9/25/2025	2,782	2,728	2,744	1.40%
Signature Dental Partners LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.69%	10/29/2026	179	148	149	0.08%
Signature Dental Partners LLC (6)	First lien senior secured revolving loan	S +	6.25%	10.69%	10/29/2026	38	(1)	(1)	—%
Signature Dental Partners LLC	First lien senior secured term loan	S +	6.25%	10.69%	10/29/2026	861	843	845	0.43%
Silver Falls MSO, LLC	First lien senior secured revolving loan	S +	6.75%	11.59%	8/30/2024	235	231	226	0.12%
Silver Falls MSO, LLC	First lien senior secured term loan	S +	6.75%	11.59%	8/30/2024	1,290	1,277	1,253	0.64%
SimiTree Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.59%	5/17/2026	13	4	4	—%
SimiTree Acquisition LLC	First lien senior secured delayed draw term loan	S +	6.75%	11.59%	5/17/2026	878	863	870	0.44%
SimiTree Acquisition LLC (6)	First lien senior secured revolving loan	S +	6.75%	11.11%	5/17/2026	178	(3)	(2)	—%
SimiTree Acquisition LLC	First lien senior secured term loan	S +	6.75%	11.11%	5/17/2026	1,227	1,208	1,216	0.62%
SIMKO Merger Sub, LLC	First lien senior secured delayed draw term loan	S +	7.00%	11.84%	4/7/2027	187	63	63	0.03%
SIMKO Merger Sub, LLC	First lien senior secured revolving loan	S +	7.00%	11.36%	4/7/2027	56	5	6	—%
SIMKO Merger Sub, LLC	First lien senior secured term loan	S +	7.00%	11.84%	4/7/2027	654	641	643	0.33%
Southeast Primary Care Partners, LLC	First lien senior secured delayed draw term loan	S +	6.25%	10.81%	12/30/2025	523	464	465	0.24%
Southeast Primary Care Partners, LLC	First lien senior secured revolving loan	S +	6.25%	11.09%	12/30/2025	225	94	94	0.05%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Southeast Primary Care Partners, LLC	First lien senior secured term loan	S +	6.25%	11.09%	12/30/2025	862	847	849	0.43%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	1/27/2026	78	78	78	0.04%
Southern Orthodontic Partners Management, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	1/27/2026	112	47	47	0.02%
Southern Orthodontic Partners Management, LLC	First lien senior secured revolving loan	S +	6.00%	10.84%	1/27/2026	171	97	99	0.05%
Southern Orthodontic Partners Management, LLC	First lien senior secured term loan	S +	6.00%	10.84%	1/27/2026	1,355	1,333	1,345	0.69%
Southern Sports Medicine Partners, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	2/23/2027	171	29	29	0.01%
Southern Sports Medicine Partners, LLC	First lien senior secured revolving loan	S +	6.00%	10.55%	2/23/2027	60	24	24	0.01%
Southern Sports Medicine Partners, LLC	First lien senior secured term loan	S +	6.00%	10.84%	2/23/2027	638	629	630	0.32%
Varsity DuvaSawko Operating Corp. (6)	First lien senior secured revolving loan	L +	6.25%	10.98%	11/27/2024	474	(4)	(3)	—%
Varsity DuvaSawko Operating Corp.	First lien senior secured term loan	L +	6.25%	10.98%	11/27/2024	2,553	2,532	2,536	1.30%
Vital Care Buyer, LLC	First lien senior secured revolving loan	P +	4.25%	11.75%	10/19/2025	580	91	92	0.05%
Vital Care Buyer, LLC	First lien senior secured term loan	L +	5.25%	9.98%	10/19/2025	907	897	898	0.46%
Western Veterinary Partners, LLC	First lien senior secured delayed draw term loan	S +	7.25%	12.09%	10/29/2026	508	499	501	0.26%
Western Veterinary Partners, LLC	First lien senior secured revolving loan	S +	7.25%	12.09%	10/29/2026	24	1	1	—%
Western Veterinary Partners, LLC	First lien senior secured term loan	S +	7.25%	12.09%	10/29/2026	1,315	1,292	1,299	0.66%
							47,801	47,767	24.40%
Health care technology
AHR Intermediate, Inc (6)	First lien senior secured delayed draw term loan	S +	5.75%	10.19%	7/29/2027	$117	$(1)	$(1)	—%
AHR Intermediate, Inc	First lien senior secured revolving loan	S +	5.75%	10.19%	7/29/2027	150	12	14	0.01%
AHR Intermediate, Inc	First lien senior secured term loan	S +	5.75%	10.19%	7/29/2027	1,458	1,441	1,443	0.74%
Millennia Patient Services, LLC (6)	First lien senior secured delayed draw term loan	L +	6.00%	10.38%	3/8/2026	267	(3)	(3)	—%
Millennia Patient Services, LLC	First lien senior secured revolving loan	L +	6.00%	10.38%	3/8/2026	134	32	32	0.02%
Millennia Patient Services, LLC	First lien senior secured term loan	L +	6.00%	10.38%	3/8/2026	990	976	978	0.50%
							2,457	2,463	1.27%
Household durables
Storm Smart Buyer LLC	First lien senior secured revolving loan	L +	6.00%	10.73%	4/5/2026	$131	$77	$77	0.04%
Storm Smart Buyer LLC	First lien senior secured term loan	L +	6.00%	10.73%	4/5/2026	908	895	896	0.46%
Trademark Global, LLC	First lien senior secured revolving loan	L +	7.50%	11.88%	7/30/2024	114	103	99	0.05%
Trademark Global, LLC	First lien senior secured term loan	L +	7.50%	11.88%	7/30/2024	1,835	1,813	1,743	0.89%
							2,888	2,815	1.44%
Internet and direct marketing retail
Aquatic Sales Solutions, LLC	First lien senior secured revolving loan	L +	6.50%	11.01%	12/18/2025	$188	$105	$105	0.05%
Aquatic Sales Solutions, LLC	First lien senior secured term loan	L +	6.50%	11.16%	12/18/2025	2,515	2,475	2,481	1.27%
DealerOn Inc. (6)	First lien senior secured revolving loan	S +	5.50%	9.94%	11/19/2024	314	(3)	(2)	—%
DealerOn Inc.	First lien senior secured term loan	S +	5.50%	9.94%	11/19/2024	1,603	1,586	1,594	0.81%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
							4,163	4,178	2.13%
IT services
ARC Healthcare Technologies, LLC	First lien senior secured delayed draw term loan	S +	5.25%	10.09%	6/22/2025	$188	$17	$17	0.01%
ARC Healthcare Technologies, LLC (6)	First lien senior secured revolving loan	S +	5.25%	10.09%	6/22/2025	75	(1)	(1)	—%
ARC Healthcare Technologies, LLC	First lien senior secured term loan	S +	5.25%	10.09%	6/22/2025	1,410	1,395	1,398	0.71%
E-Phoenix Acquisition Co. Inc. (6)	First lien senior secured revolving loan	L +	5.50%	10.23%	6/23/2027	75	(1)	(1)	—%
E-Phoenix Acquisition Co. Inc.	First lien senior secured term loan	L +	5.50%	10.23%	6/23/2027	1,430	1,416	1,419	0.73%
FreshAddress, LLC (6)	First lien senior secured revolving loan	L +	5.25%	9.98%	10/5/2025	30	—	—	—%
FreshAddress, LLC	First lien senior secured term loan	L +	5.25%	9.98%	10/5/2025	1,689	1,670	1,673	0.86%
Icreon Holdings, LLC (6)	First lien senior secured revolving loan	S +	6.50%	10.94%	10/26/2027	23	(1)	(1)	—%
Icreon Holdings, LLC	First lien senior secured term loan	S +	6.50%	10.94%	10/26/2027	367	358	358	0.18%
P and R Dental Strategies, LLC (6)	First lien senior secured revolving loan	L +	6.50%	10.88%	12/22/2026	23	—	—	—%
P and R Dental Strategies, LLC	First lien senior secured term loan	L +	6.50%	10.88%	12/22/2026	653	642	643	0.33%
							5,495	5,505	2.82%
Leisure equipment and products
MacNeill Pride Group Corp.	First lien senior secured delayed draw term loan	S +	6.25%	11.09%	4/22/2026	$501	$452	$453	0.23%
MacNeill Pride Group Corp.	First lien senior secured revolving loan	S +	6.25%	11.09%	4/22/2026	287	106	106	0.05%
MacNeill Pride Group Corp.	First lien senior secured term loan	S +	6.25%	11.09%	4/22/2026	867	860	863	0.44%
Performance PowerSports Group Purchaser, Inc. (6)	First lien senior secured revolving loan	P +	4.75%	11.75%	10/8/2026	56	(1)	(1)	—%
Performance PowerSports Group Purchaser, Inc.	First lien senior secured term loan	S +	5.75%	10.59%	10/8/2026	1,684	1,654	1,657	0.85%
							3,071	3,078	1.57%
Leisure products
PHGP MB Purchaser, Inc. (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	5/27/2027	$113	$(2)	$(2)	—%
PHGP MB Purchaser, Inc.	First lien senior secured revolving loan	S +	6.00%	10.84%	5/20/2027	75	20	21	0.01%
PHGP MB Purchaser, Inc.	First lien senior secured term loan	S +	6.00%	10.84%	5/20/2027	1,103	1,083	1,085	0.55%
							1,101	1,104	0.56%
Life sciences tools and services
Aptitude Health Holdings, LLC (6)	First lien senior secured revolving loan	L +	5.25%	9.98%	5/3/2026	$267	$(4)	$(3)	—%
Aptitude Health Holdings, LLC	First lien senior secured term loan	L +	5.25%	9.98%	5/3/2026	1,103	1,087	1,089	0.56%
							1,083	1,086	0.56%
Machinery
Abrasive Technology Intermediate, LLC	First lien senior secured revolving loan	L +	6.25%	10.88%	4/30/2026	$173	$50	$50	0.03%
Abrasive Technology Intermediate, LLC	First lien senior secured term loan	L +	6.25%	10.40%	4/30/2026	935	922	923	0.47%
DNS IMI Acquisition Corp (6)	First lien senior secured delayed draw term loan	L +	5.75%	10.48%	11/23/2026	75	(1)	(1)	—%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
DNS IMI Acquisition Corp	First lien senior secured revolving loan	P +	4.75%	12.25%	11/23/2026	56	8	9	—%
DNS IMI Acquisition Corp	First lien senior secured term loan	L +	5.75%	10.48%	11/23/2026	1,648	1,621	1,624	0.83%
Double E Company, LLC (6)	First lien senior secured delayed draw term loan	S +	6.00%	10.55%	6/21/2028	49	—	—	—%
Double E Company, LLC	First lien senior secured revolving loan	P +	5.00%	12.50%	6/21/2028	66	14	15	0.01%
Double E Company, LLC	First lien senior secured term loan	S +	6.00%	10.55%	6/21/2028	1,050	1,040	1,043	0.53%
							3,654	3,663	1.87%
Media
ALM Media, LLC (6)(17)	First lien senior secured revolving loan	L +	6.50%	10.91%	11/25/2024	$971	$(9)	$(9)	—%
ALM Media, LLC	First lien senior secured term loan	L +	6.50%	10.91%	11/25/2024	2,471	2,443	2,447	1.25%
Exclusive Concepts, LLC	First lien senior secured delayed draw term loan	L +	6.00%	10.97%	12/9/2026	225	169	170	0.09%
Exclusive Concepts, LLC (6)	First lien senior secured revolving loan	L +	6.00%	11.15%	12/9/2026	23	—	—	—%
Exclusive Concepts, LLC	First lien senior secured term loan	L +	6.00%	11.15%	12/9/2026	626	616	617	0.32%
Infolinks Media Buyco, LLC (6)	First lien senior secured delayed draw term loan	L +	5.50%	10.23%	11/1/2026	39	—	—	—%
Infolinks Media Buyco, LLC (6)	First lien senior secured revolving loan	L +	5.50%	10.23%	11/1/2026	38	(1)	(1)	—%
Infolinks Media Buyco, LLC	First lien senior secured term loan	L +	5.50%	10.23%	11/1/2026	1,152	1,134	1,135	0.58%
The Channel Company, LLC	First lien senior secured revolving loan	S +	5.50%	9.94%	11/1/2027	62	3	3	—%
The Channel Company, LLC	First lien senior secured term loan	S +	5.50%	10.34%	11/1/2027	2,347	2,311	2,321	1.19%
							6,666	6,683	3.43%
Metals and mining
Copperweld Group, Inc.	First lien senior secured revolving loan	P +	5.00%	12.50%	9/27/2024	$462	$52	$58	0.03%
Copperweld Group, Inc.	First lien senior secured term loan	S +	6.00%	10.84%	9/27/2024	2,285	2,234	2,268	1.16%
							2,286	2,326	1.19%
Personal products
Cosmetic Solutions, LLC	First lien senior secured delayed draw term loan	L +	5.75%	10.48%	10/17/2025	$364	$360	$357	0.18%
Cosmetic Solutions, LLC (6)	First lien senior secured revolving loan	L +	5.75%	10.48%	10/17/2025	344	(4)	(6)	—%
Cosmetic Solutions, LLC	First lien senior secured term loan	L +	5.75%	10.48%	10/17/2025	2,775	2,742	2,726	1.39%
							3,098	3,077	1.57%
Pharmaceuticals
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C +	5.75%	10.63%	7/23/2026	$30	$—	$—	—%
Bio Agri Mix Holdings Inc. (6)(7)	First lien senior secured revolving loan	C +	5.75%	10.63%	7/23/2026	75	(1)	(1)	—%
Bio Agri Mix Holdings Inc. (7)	First lien senior secured term loan	C +	5.75%	10.63%	7/23/2026	1,244	973	906	0.46%
Formulated Buyer, LLC	First lien senior secured delayed draw term loan	L +	5.25%	10.40%	9/22/2026	299	111	111	0.06%
Formulated Buyer, LLC	First lien senior secured revolving loan	L +	5.25%	10.46%	9/22/2026	188	72	72	0.04%
Formulated Buyer, LLC	First lien senior secured term loan	L +	5.25%	10.40%	9/22/2026	461	454	454	0.23%
Maxor National Pharmacy Services, LLC (6)	First lien senior secured revolving loan	L +	5.25%	9.98%	12/6/2027	84	(1)	(1)	—%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Maxor National Pharmacy Services, LLC	First lien senior secured term loan	L +	5.25%	9.98%	12/6/2027	1,785	1,768	1,758	0.90%
							3,376	3,299	1.69%
Professional services
Stax Holding Company, LLC (6)(18)	First lien senior secured revolving loan	L +	5.00%	9.73%	10/29/2026	$60	$(1)	$(1)	—%
Stax Holding Company, LLC	First lien senior secured term loan	L +	5.00%	9.73%	10/29/2026	817	807	809	0.41%
							806	808	0.41%
Real estate management and development
BBG Intermediate Holdings, Inc. (19)	First lien senior secured revolving loan	S +	6.00%	10.84%	1/8/2026	$233	$—	$1	—%
BBG Intermediate Holdings, Inc.	First lien senior secured term loan	S +	6.00%	10.27%	1/8/2026	1,884	1,857	1,867	0.95%
MetaSource, LLC (6)	First lien senior secured delayed draw term loan	S +	6.25%	10.69%	5/17/2027	49	—	—	—%
MetaSource, LLC	First lien senior secured revolving loan	S +	6.25%	10.69%	5/17/2027	75	14	14	0.01%
MetaSource, LLC	First lien senior secured term loan	S +	6.25%	10.69%	5/17/2027	936	927	930	0.48%
							2,798	2,812	1.44%

Semiconductors and semiconductor equipment
Altamira Material Solutions, LP (6)	First lien senior secured revolving loan	L +	5.50%	9.84%	9/2/2026	$45	$(1)	$(1)	—%
Altamira Material Solutions, LP	First lien senior secured term loan	L +	5.50%	9.84%	9/2/2026	722	710	711	0.36%
							709	710	0.36%
Software
Affinitiv, Inc. (6)	First lien senior secured revolving loan	S +	6.00%	10.41%	8/26/2024	$248	$(2)	$(1)	—%
Affinitiv, Inc.	First lien senior secured term loan	S +	6.00%	10.41%	8/26/2024	2,265	2,243	2,255	1.15%
ShiftKey, LLC (6)	First lien senior secured revolving loan	S +	5.75%	10.59%	6/21/2027	110	(1)	(1)	—%
ShiftKey, LLC	First lien senior secured term loan	S +	5.75%	10.59%	6/21/2027	3,740	3,705	3,706	1.88%
							5,945	5,959	3.03%
Specialty retail
Dykstra's Auto, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.39%	10/22/2026	$186	$183	$183	0.09%
Dykstra's Auto, LLC	First lien senior secured revolving loan	P +	4.50%	10.75%	10/22/2026	38	15	15	0.01%
Dykstra's Auto, LLC	First lien senior secured term loan	S +	5.75%	10.59%	10/22/2026	492	482	483	0.25%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	12/22/2023	225	162	163	0.08%
Kaizen Auto Care, LLC	First lien senior secured delayed draw term loan	S +	6.00%	10.84%	12/22/2023	223	220	220	0.11%
Kaizen Auto Care, LLC	First lien senior secured revolving loan	S +	6.00%	10.84%	12/22/2026	38	29	29	0.01%
Kaizen Auto Care, LLC	First lien senior secured term loan	S +	6.00%	10.84%	12/22/2026	842	828	830	0.42%
Leonard Group, Inc.	First lien senior secured revolving loan	S +	6.00%	10.79%	2/26/2026	234	25	30	0.02%
Leonard Group, Inc.	First lien senior secured term loan	S +	6.00%	10.84%	2/26/2026	1,718	1,696	1,706	0.87%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)		Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Pink Lily Holdings, LLC (6)	First lien senior secured revolving loan	L +	6.50%	10.88%	11/16/2027	63	(1)	(1)	—%
Pink Lily Holdings, LLC	First lien senior secured term loan	L +	6.50%	10.88%	11/16/2027	1,357	1,337	1,339	0.68%
Soccer Post Acquisition, LLC	First lien senior secured delayed draw term loan	S +	5.75%	10.91%	6/30/2027	38	35	35	0.02%
Soccer Post Acquisition, LLC	First lien senior secured revolving loan	S +	5.75%	10.59%	6/30/2027	38	22	22	0.01%
Soccer Post Acquisition, LLC	First lien senior secured term loan	S +	5.75%	10.59%	6/30/2027	705	694	695	0.36%
							5,727	5,749	2.93%
Trading companies and distributors
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S +	6.25%	10.80%	4/9/2027	$352	$348	$343	0.18%
AFC Industries, Inc.	First lien senior secured delayed draw term loan	S +	6.25%	10.80%	4/9/2027	234	189	188	0.10%
AFC Industries, Inc. (20)	First lien senior secured revolving loan	S +	6.25%	10.79%	10/9/2026	156	64	62	0.03%
AFC Industries, Inc.	First lien senior secured term loan	S +	6.25%	10.68%	4/9/2027	767	758	748	0.38%
Banner Buyer, LLC	First lien senior secured delayed draw term loan	L +	5.75%	10.13%	10/31/2025	569	565	568	0.29%
Banner Buyer, LLC	First lien senior secured revolving loan	L +	5.75%	10.13%	10/31/2025	370	71	72	0.04%
Banner Buyer, LLC	First lien senior secured term loan	L +	5.75%	10.13%	10/31/2025	1,371	1,358	1,363	0.70%
Empire Equipment Company, LLC	First lien senior secured revolving loan	S +	5.50%	9.80%	1/17/2025	439	215	215	0.11%
Empire Equipment Company, LLC	First lien senior secured term loan	S +	5.50%	9.94%	1/17/2025	1,547	1,530	1,533	0.78%
Montway LLC	First lien senior secured delayed draw term loan	S +	6.25%	11.06%	11/4/2025	675	665	665	0.34%
Montway LLC (6)	First lien senior secured revolving loan	S +	6.25%	11.47%	11/4/2025	150	(2)	(2)	—%
Montway LLC	First lien senior secured term loan	S +	6.25%	11.47%	11/4/2025	716	704	705	0.36%
Shearer Supply, LLC	First lien senior secured revolving loan	P +	4.25%	11.75%	9/17/2027	113	81	81	0.04%
Shearer Supply, LLC	First lien senior secured term loan	S +	5.25%	10.09%	9/17/2027	924	909	911	0.47%
Triad Technologies, LLC (6)	First lien senior secured revolving loan	L +	4.75%	9.48%	10/31/2025	314	(3)	(3)	—%
Triad Technologies, LLC	First lien senior secured term loan	S +	5.50%	10.23%	10/31/2025	931	921	923	0.47%
							8,373	8,372	4.29%
Water utilities
Diamondback Buyer, LLC (6)	First lien senior secured revolving loan	S +	5.50%	10.38%	7/22/2026	$75	$(1)	$(1)	—%
Diamondback Buyer, LLC	First lien senior secured term loan	S +	5.50%	10.17%	7/22/2026	1,201	1,179	1,186	0.61%
							1,178	1,185	0.61%
Total non-controlled/non-affiliated senior secured debt							$180,510	$179,768	91.91%
Non-controlled/non-affiliated sponsor subordinated note
Trading companies and distributors
Empire Equipment Company, LLC	Sponsor subordinated note	12.50% + 7.00% PIK			7/17/2025		$11	$12	0.01%
Shearer Supply, LLC	Sponsor subordinated note	12.50% + 7.00% PIK			3/17/2028		5	5	—%
The accompanying notes are an integral part of these consolidated financial statements

AG Twin Brook BDC, Inc.
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands)

Company(1)(2)	Investment	Reference Rate and Spread(5)	Interest Rate	Maturity Date	Principal/ Par Amount(3)	Amortized Cost(4)	Fair Value	Percentage of Net Assets
Total non-controlled/non-affiliated sponsor subordinated note						16	17	0.01%
Total non-controlled/non-affiliated investments						$180,526	$179,785	91.92%

Non-controlled/affiliated investments
Multisector holdings
Twin Brook Equity Holdings, LLC (21) (22) (23)	Equity - 1.90% membership interest					$7,123	10,333	5.28%
Twin Brook Segregated Equity Holdings, LLC (21) (22) (23)	Equity - 2.11% membership interest					14	21	0.01%
Total non-controlled/affiliated investments						$7,137	$10,354	5.29%
Total investments						$187,663	$190,139	97.21%

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
(7)Represents investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2022, non-qualifying assets (foreign investments and derivative contracts) represented approximately 5.55% of the total assets of the Company.
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
(23)Non-income producing investment.
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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
Principles of Consolidation
The Company conducts certain of its activities through its wholly-owned subsidiaries Twin Brook Capital Funding XVIII, LLC and Twin Brook Equity XVIII Corp. The Company consolidates wholly-owned subsidiaries that are controlled by the Company. All intercompany balances and transactions have been eliminated in consolidation.
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
Deferred Financing Costs
Deferred financing costs consist of financing costs incurred in connection with obtaining the Company’s subscription facility. Such financing costs are capitalized and amortized over the life of the facility utilizing the straight-line method. For the three months ended March 31, 2022, the Company amortized approximately $47,000 of financing costs which have been included in “Interest” expense on the consolidated statements of operations. As of March 31, 2023, there were no such facilities outstanding.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Deferred Income
Deferred income consists of annual administrative agent fees received in connection with the servicing of certain loan investments. Such fees are deferred when received and recognized as earned over the applicable period. For the three months ended March 31, 2023, the Company received approximately $69,000 of agent fees. During the three months ended March 31, 2023, approximately $83,000 of agent fees, respectively, have been recognized as earned and included in “Other” income on the consolidated statements of operations. For the three months ended March 31, 2022, the Company received approximately $59,000 of agent fees, respectively. During the three months ended March 31, 2022, approximately $68,000 of agent fees have been recognized as earned and included in “Other” income on the consolidated statements of operations.
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
To continue to qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to continue to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. The Company will generally be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year, unless it distributes annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 in such calendar year and (iii) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years. The Company, at its discretion, may carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax. For the three months ended March 31, 2023 and 2022, the Company did not accrue U.S. federal excise tax.
The Company conducts certain of its activities through its wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended March 31, 2023, the Company accrued a current federal tax provision of $206,000 and a deferred federal tax provision of $536,000 related to Twin Brook Equity XVIII Corp. The Company did not accrue any U.S. federal tax expense for the three months ended March 31, 2022, related to Twin Brook Equity XVIII Corp.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no tax penalties, and no interest associated with income taxes was incurred through March 31, 2023.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Loan Syndications and Participations
The Company may originate certain loans and then syndicate all or a portion of those loans to a third party. For the three months ended March 31, 2023, the Company earned approximately $16,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations. For the three months ended March 31, 2022, the Company earned approximately $81,000 of syndication and other origination fee income, which is included in “Other” income on the consolidated statement of operations.
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
Dividends
Dividends to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such dividends. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed dividends to stockholders.
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
Investments at fair value and amortized cost consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$175,863	$174,487	$180,510	$179,768
Sponsor subordinated note	16	18	16	17
Investment in affiliated funds	7,044	9,610	7,137	10,354
Total investments	$182,923	$184,115	$187,663	$190,139

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The industry composition of investments based on fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Aerospace and defense	1.2%	1.1%
Air freight and logistics	0.4%	0.4%
Auto components	1.8%	1.7%
Chemicals	4.2%	4.0%
Commercial services and supplies	5.6%	5.4%
Construction and engineering	1.9%	1.8%
Containers and packaging	2.6%	2.6%
Distributors	0.5%	0.5%
Diversified consumer services	5.6%	7.5%
Electrical equipment	0.7%	0.7%
Electronic equipment, instruments and components	1.5%	1.4%
Food and staples retailing	2.7%	2.9%
Food products	2.0%	1.9%
Gas utilities	0.8%	0.8%
Health care equipment and supplies	2.6%	2.5%
Health care providers and services	25.7%	25.2%
Health care technology	1.3%	1.3%
Household durables	1.5%	1.5%
Industrial Conglomerates	0.5%	—%
Internet and direct marketing retail	2.3%	2.2%
IT services	3.0%	2.9%
Leisure equipment and products	1.6%	1.6%
Leisure products	0.6%	0.6%
Life sciences tools and services	0.6%	0.6%
Machinery	2.0%	1.9%
Media	3.6%	3.6%
Metals and mining	1.3%	1.2%
Multisector holdings	5.2%	5.5%
Personal products	1.6%	1.6%
Pharmaceuticals	0.9%	1.7%
Professional services	0.4%	0.4%
Real estate management and development	1.6%	1.5%
Semiconductors and semiconductor equipment	0.4%	0.4%
Software	3.3%	3.1%
Specialty retail	3.1%	3.0%
Trading companies and distributors	4.8%	4.4%
Water utilities	0.7%	0.6%
Total	100.0%	100.0%

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
As of March 31, 2023, 99.1% of investments held were based in the United States and 0.9% were based in Canada. As of December 31, 2022, 99.2% of investments were based in the United States and 0.8% were based in Canada.
Note 4. Fair Value of Investments
Fair Value Disclosures
The following tables present the fair value hierarchy of financial instruments as of March 31, 2023:

	Assets at Fair Value as of March 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
First lien senior secured debt	$—	$—	$174,487	$174,487
Sponsor subordinated note	—	—	18	18
Foreign currency forward contracts	—	8	—	8
Total	$—	$8	$174,505	$174,513
Investments measured at net asset value(1)				9,610
Total financial instruments, at fair value				$184,123
(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.
The following tables present the fair value hierarchy of financial instruments as of December 31, 2022:

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

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023 and 2022:

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2023*
(Amounts in thousands)	Balance 1/1/2023	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2023	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2023
First lien senior secured debt	$179,768	$4,718	$(9,740)	$376	$(1)	$(634)	$174,487	$(633)
Sponsor subordinated notes	17	—	—	—	—	1	18	—
Total	$179,785	$4,718	$(9,740)	$376	$(1)	$(633)	$174,505	$(633)
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.

	Level 3 Assets at Fair Value for the Three Months Ended March 31, 2022*
(Amounts in thousands)	Balance 1/1/2022	Purchases and Drawdowns	Sales and Paydowns	Other**	Realized Gains/ (Losses)	Change in Unrealized Appreciation/(Depreciation)	Balance 3/31/2022	Change in Unrealized Appreciation/ (Depreciation) for Level 3 Assets Still Held as of 3/31/2022
First lien senior secured debt	$151,105	$13,043	$(10,888)	$229	$35	$188	$153,712	$176
Sponsor subordinated note	16	—	—	—	—	—	16	—
Total	$151,121	$13,043	$(10,888)	$229	$35	$188	$153,728	$176
*Gains and losses are included in their respective captions in the consolidated statement of operations.
**Includes accretion, paydown gains/(losses) and interest received in-kind on debt instruments, where applicable.
Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and December 31, 2022. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Asset Class	Fair Value as of 3/31/23	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$171,360	Discounted cash flow	Yield	9.2% - 17.7%	11.0%	Decrease
	2,283	Market comparable	Forward EBITDA multiple	41.9x	41.9x	Increase
Sponsor subordinated notes	18	Market comparable	LTM EBITDA multiple	7.0x - 7.6x	7.4x	Increase
	$173,661

Asset Class	Fair Value as of 12/31/22	Valuation Techniques	Significant Unobservable Inputs	Input Ranges	Weighted Average (1)	Impact to Valuation from an Increase in Input
	(Amounts in thousands)
First lien senior secured debt	$171,353	Discounted cash flow	Yield	9.6% - 16.9%	11.1%	Decrease
	2,323	Market comparable	Forward EBITDA multiple	8.8x	8.8x	Increase
Sponsor subordinated notes	17	Market comparable	LTM EBITDA multiple	7.1x	7.1x	Increase
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
Note 5. Subscription Facility
In accordance with the 1940 Act, the Company can borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowings, subject to certain limitations. There were no outstanding borrowings as of March 31, 2023 and December 31, 2022.
On August 14, 2019, the Company entered into a revolving credit facility (the “Subscription Facility”) with Wells Fargo Bank, National Association (the “Lender”). The Subscription Facility enabled the Company to request loans from the Lender up to a maximum commitment of $15 million. The borrowings under the Subscription Facility are collateralized by the eligible unfunded capital commitments of investors in the Company. The total amount available under the Subscription Facility may be reduced as a result of decreases in

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
the unfunded capital commitments of investors in the Company as well as other provisions of the Subscription Facility. On May 4, 2022, the Company terminated the Subscription Facility's revolving credit agreement.
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
There were no debt obligations as of March 31, 2023 and December 31, 2022.
For the three months ended March 31, 2023 and 2022, the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest expense	$—	$8
Amortization of deferred financing costs	—	47
Total interest expense	$—	$55
Average interest rate	N/A	N/A
Average daily borrowings	N/A	N/A
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
For the three months ended March 31, 2023, the Administrator charged approximately $15,000 for certain costs and expenses allocable to the Company under the terms of the Administration agreement. For the three months ended March 31, 2022, the Administrator charged approximately $54,000 for certain costs and expenses allocable to the Company under the terms of the Administration agreement.
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
As of March 31, 2023, the Company had approximately $843,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statements of assets and liabilities. As of December 31, 2022, the Company had approximately $677,000 payable to Angelo Gordon for operating costs which is included in “Accrued expenses and other liabilities payable to affiliate” on the consolidated statements of assets and liabilities.
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
For the three months ended March 31, 2023, the Company accrued approximately $281,000 of base management fees payable to the Advisor. For the three months ended March 31, 2022, the Company accrued approximately $241,000 of base management fees payable to the Advisor. As of March 31, 2023 and December 31, 2022, base management fees payable by the Company to the Advisor were approximately $281,000 and $281,000, respectively.
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
For the three months ended March 31, 2023, the Company accrued approximately $662,000 of income incentive fees payable to the Advisor. For the three months ended March 31, 2022, the Company accrued approximately $381,000 of income incentive fees payable to the Advisor. As of March 31, 2023 and December 31, 2022, the Company had approximately $662,000 and $1,295,000, respectively, of income incentive fees payable to the Advisor.
As of March 31, 2023, the Company had $497,000 of capital gains incentive fees, of which none were paid or payable to the Advisor, representing a decrease in accrued capital gains incentive fees of $86,000 for the three months ended March 31, 2023. As of December 31, 2022, the Company accrued approximately $583,000, of which $583,000 were unpaid and none of which were payable to the Advisor.
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
Investment in Affiliated Funds
The Company holds equity investments through its interest in the affiliated fund, Twin Brook Equity Holdings, LLC. Twin Brook Equity Holdings, was created to hold equity interest that are purchased alongside the underlying portfolio companies' debt.
Fair value as of March 31, 2023 and 2022 and transactions during the three months ended March 31, 2023 and 2022 of the Company’s investments in affiliates were as follows:

	Investment in Affiliated Funds at Fair Value for the Three Months Ended March 31, 2023
(Amounts in thousands)	Fair Value as of January 1, 2023	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2023	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$10,333	$109	$(978)	$776	$(648)	$9,592	$—
Twin Brook Segregated Equity Holdings, LLC	21	—	—	—	(3)	18	—
Total non-controlled/affiliated investments	$10,354	$109	$(978)	$776	$(651)	$9,610	$—

	Investment in Affiliated Funds at Fair Value for the Three Months Ended March 31, 2022
(Amounts in thousands)	Fair Value as of January 1, 2022	Gross Additions	Gross Reductions	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2022	Dividend, Interest, PIK and Other Income
Non-controlled/affiliated investments
Twin Brook Equity Holdings, LLC	$7,972	$238	$(8)	$—	$245	$8,447	$—
Twin Brook Segregated Equity Holdings, LLC	14	—	—	—	4	18	—
Total non-controlled/affiliated investments	$7,986	$238	$(8)	$—	$249	$8,465	$—

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
For the three months ended March 31, 2023 and March 31, 2022, the Company’s average USD notional exposure to foreign currency forward contracts was approximately $1,491,000 and $1,882,000.
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of March 31, 2023:

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	8	$—	$8	$—	$8
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
The following table presents both gross and net information about derivative instruments eligible for offset in the consolidated statements of assets and liabilities as of December 31, 2022:

Counterparty	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets/(Liabilities)	Collateral Received/Pledged(1)	Net Amounts(2)
Wells Fargo Bank, National Association	—	$15	$(15)	$—	$(15)
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the consolidated statements of operations during the three months ended March 31, 2023 was as follows:

Three Months Ended March 31, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$23
Realized (loss) on foreign currency forward contracts	(22)

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
The effect of transactions in derivative instruments on the consolidated statements of operations during the three months ended March 31, 2022 was as follows:

Three Months Ended March 31, 2022
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
As of March 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2023	December 31, 2022
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$90	$199
626 Holdings Equity, LLC	185	229
Abrasive Technology Intermediate, LLC	138	121
ACES Intermediate, LLC	150	150
Advanced Lighting Acquisition, LLC	324	324
AEP Passion Intermediate Holdings, Inc.	37	48
AFC Industries, Inc.	89	131
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	343	383
AHR Intermediate, Inc	252	252
Alliance Environmental Group, LLC	24	23
ALM Media, LLC	971	971
Altamira Material Solutions, LP	45	45
AM Buyer, LLC	64	111
Answer Acquisition, LLC	38	38
Apex Dental Partners, LLC	152	179
Aptitude Health Holdings, LLC	267	267
Aquatic Sales Solutions, LLC	5	80
ARC Healthcare Technologies, LLC	244	244
ASC Ortho Management, LLC	57	69

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	March 31, 2023	December 31, 2022
ASP Global Acquisition, LLC	550	647
AvCarb, LLC	455	467
Banner Buyer, LLC	296	296
BBG Intermediate Holdings, Inc.	4	229
BCI Burke Holding Corp.	185	185
Beacon Oral Specialists Management LLC	188	152
Behavior Frontiers, LLC	38	19
Benefit Plan Administrators of Eau Claire, LLC	225	225
Bio Agri Mix Holdings Inc.	85	85
Brightview, LLC	96	111
Bulk Lift International, LLC	38	38
Canadian Orthodontic Partners Corp.	23	168
CCG Acquisition, Inc.	19	19
Champion Motorsports Group, LLC	56	—
Change Academy at Lake of the Ozarks, LLC	94	113
Community Care Partners, LLC	113	136
Copperweld Group, Inc.	339	401
Cosmetic Solutions, LLC	344	344
CPS HVAC Group, LLC	135	144
Custom Agronomics Holdings, LLC	23	45
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	62	78
Diamondback Buyer, LLC	34	75
DNS IMI Acquisition Corp	122	122
Domino Equipment Company, LLC	79	79
Double E Company, LLC	92	99
Dykstra's Auto, LLC	38	22
Edko Acquisition, LLC	34	34
EH Management Company, LLC	15	15
Empire Equipment Company, LLC	282	219
EMSAR Acquisition LLC	13	13
Endodontic Practice Partners, LLC	118	145
Engelman Baking Co., LLC	175	174
E-Phoenix Acquisition Co. Inc.	60	75
Exclusive Concepts, LLC	74	74
Formulated Buyer, LLC	268	297
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	19	26
Golden Bear PT Partners, LLC	26	188

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	March 31, 2023	December 31, 2022
Green Monster Acquisition, LLC	38	38
Groundworks Operations, LLC	—	420
Guardian Dentistry Practice Management, LLC	23	23
Highland Acquisition, Inc.	30	30
HLSG Intermediate, LLC	44	60
Home Brands Group Holdings, Inc.	48	48
Hultec Buyer, LLC	121	—
Hydromax USA, LLC	68	68
Icelandirect, LLC	2	2
Icreon Holdings, LLC	23	23
Infolinks Media Buyco, LLC	77	77
Innovative FlexPak, LLC	188	154
IPC Pain Acquistion, LLC	303	303
ISSA, LLC	131	131
ITSavvy LLC	43	113
Juniper Landscaping Holdings LLC	54	51
Kaizen Auto Care, LLC	8	66
Kalkomey Enterprises, LLC	39	77
Leonard Group, Inc.	234	203
Load One Purchaser Corporation	218	218
MacNeill Pride Group Corp.	268	225
Mad Rose Company, LLC	52	58
Main Street Gourmet, LLC	643	643
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	—	84
Medical Technology Associates, Inc.	38	38
MetaSource, LLC	109	109
Millennia Patient Services, LLC	107	367
Montway LLC	150	150
MRC Keeler Acquisition, LLC	150	75
Nelson Name Plate Company	70	89
Network Partners Acquisition, LLC	150	150
NH Kronos Buyer, Inc.	263	263
Nimlok Company, LLC	320	320
NutriScience Innovations, LLC	131	131
P and R Dental Strategies, LLC	23	23
Peak Dental Services, LLC	38	303
Peak Investment Holdings, LLC	908	908
Pentec Acquisition Corp.	75	75
Performance PowerSports Group Purchaser, Inc.	—	56
PHGP MB Purchaser, Inc.	174	166

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	March 31, 2023	December 31, 2022
Pink Lily Holdings, LLC	63	63
PPW Acquisition, LLC	28	—
Propio LS, LLC	54	19
Purpose Home Health Acquisition, LLC	188	188
Qin's Buffalo, LLC	113	113
Raneys, LLC	38	38
Reliable Medical Supply LLC	97	97
Revival Animal Health, LLC	86	86
Rose Paving, LLC	94	41
RQM Buyer, Inc.	188	191
RTP Acquisition, LLC	34	34
Sage Dental Management, LLC	75	75
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	30	38
SCA Buyer, LLC	167	167
SCP Beverage Buyer, LLC	23	23
SCP ENT and Allergy Services, LLC	347	413
Shearer Supply, LLC	23	30
ShiftKey, LLC	66	110
Signature Dental Partners LLC	52	65
Silver Falls MSO, LLC	95	2
SimiTree Acquisition LLC	186	186
SIMKO Merger Sub, LLC	171	170
Soccer Post Acquisition, LLC	6	17
Southeast Primary Care Partners, LLC	125	177
Southern Orthodontic Partners Management, LLC	125	136
Southern Sports Medicine Partners, LLC	175	175
Spectrum Solutions, LLC	267	267
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	16	22
Storm Smart Buyer LLC	131	52
Sun Orchard, LLC	98	105
Teel Plastics, LLC	324	324
The Channel Company, LLC	27	58
Trademark Global, LLC	9	9
Triad Technologies, LLC	266	314
United Land Services Opco Parent, LLC	366	693
Universal Pure, LLC	140	278
USALCO, LLC	70	58
Vanguard Packaging, LLC	481	481
Varsity DuvaSawko Operating Corp.	474	474

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued

Portfolio Company	March 31, 2023	December 31, 2022
Vehicle Accessories, Inc.	11	38
Vital Care Buyer, LLC	580	483
Western Veterinary Partners, LLC	24	22
Yard-Nique, Inc	169	163
Total unfunded portfolio company commitments	$21,366	$23,867
(1)Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
As of March 31, 2023 and December 31, 2022, approximately $209,000 and $207,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
Investor Commitments
As of March 31, 2023 and December 31, 2022, the Company had $216.0 million in total capital commitments from investors ($21.6 million undrawn). These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
Four investors in the Company have aggregate capital commitments representing 100% of the Company’s total capital commitments. Such concentration of investor commitments could have a material effect on the Company.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of March 31, 2023, and December 31, 2022, management was not aware of any material pending or threatened litigation.
Note 9. Net Assets
Subscriptions and Drawdowns
As of March 31, 2023, the Company had 9,672,358 shares issued and outstanding with a par value of $0.001 per share.
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
During the three months ended March 31, 2023 and 2022, there were no capital call notices delivered to investors.
Dividends
The following table reflects dividends declared on shares of the Company's common stock during the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Dividend per Share
March 14, 2023	March 31, 2023	April 28, 2023	$0.25

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
There were no dividends declared during the three months ended March 31, 2022.

Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2023 and 2022:

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net increase (decrease) in net assets resulting from operations	$2,865	$2,347
Weighted average shares of common stock outstanding - basic and diluted	9,672,358	9,141,176
Earnings (loss) per common share - basic and diluted	$0.30	$0.26
Note 11. Income Taxes
Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital or total distributable earnings (losses), as appropriate. For the three months ended March 31, 2023, permanent differences were approximately $21,000, primarily related to net income from wholly-owned subsidiary. There were no permanent differences for the three months ended March 31, 2022.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Note 12. Financial Highlights
The following are financial highlights for a common share outstanding during the three months ended March 31, 2023 and 2022:

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Per share data:
Net asset value, beginning of period	$20.22	$20.14
Net investment income (loss)(1)	0.35	0.21
Net realized and unrealized gain (loss) on investment transactions(1)	(0.05)	0.05
Total from operations	0.30	0.26
Dividends declared	(0.25)	—
Total increase (decrease) in net assets	0.05	0.26
Net asset value, end of period	$20.27	$20.40
Shares outstanding, end of period	9,672,358	9,141,176
Total return(2)(3)	1.5%	1.3%
Ratios / supplemental data
Ratio of gross expenses to average net assets(3)(4)(5)	1.0%	0.6%
Ratio of net expenses to average net assets(3)(4)(6)	1.0%	0.6%
Ratio of net investment income (loss) to average net assets(3)(4)	1.7%	1.0%
Net assets, end of period	$196,034	$186,445
Weighted average shares outstanding	9,672,358	9,141,176
Total capital commitments, end of period	$216,000	$216,000
Ratio of total contributed capital to total committed capital, end of period	90.0%	85.0%
Portfolio turnover rate(7)	2.6%	6.8%
Asset coverage ratio(8)	N/A	N/A
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)Total return is calculated as the change in net asset value ("NAV") per share during the period, plus dividends per share, if any, divided by the NAV per share at the beginning of the period.
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
(8)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period. The ratio is not applicable as of March 31, 2023 or March 31, 2022 as there was no debt outstanding during the period.

AG Twin Brook BDC, Inc.
Notes to Consolidated Financial Statements (Unaudited) — Continued
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these consolidated financial statements, except as discussed below:

Dividend Declaration
On May 10, 2023, the Company's Board declared dividends of $0.25 per share, payable on July 31, 2023 to shareholders of record as of June 30, 2023.

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
Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” (Part II, Item 1A of this Form 10-Q). These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, returns, results of operations, plans, yields, objectives, the composition of our portfolio, actions by governmental entities, including the U.S. Department of the Treasury and the Federal Reserve, and the potential effects of actual and proposed legislation on us, our views on certain macroeconomic trends, and the impact of COVID-19. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. We caution investors not to rely unduly on any forward-looking statements, which speak only as of the date made, and urge you to carefully consider the risks identified under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 10-K”). Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of AG Twin Brook BDC, Inc. This MD&A is provided as a supplement to, and should be read in conjunction with our 2022 10-K, our consolidated financial statements and the accompanying notes to consolidated financial statements (Part I, Item 1 of this report).
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

We conduct private offerings (each, a “Private Offering”), where investors make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to make capital contributions to purchase shares of our common stock each time the Company delivers a drawdown notice. The initial closing of the Private Offering occurred on July 19, 2019 (the “Initial Closing”). As of March 31, 2023, we had $216 million in total capital commitments from investors. Upon the earlier to occur of (i) a Qualified IPO (as defined below), and (ii) the five year anniversary of the Initial Closing, investors will be released from any further obligation to purchase additional shares, subject to certain exceptions. A “Qualified IPO” is an initial public offering (“IPO”) of our common stock that results in an unaffiliated public float of at least the lower of (A) $60 million and (B) 17.5% of the aggregate capital commitments received prior to the date of such initial public offering.
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

Our debt investment portfolio consists of primarily floating rate loans. As of March 31, 2023, 100% of our debt investments, based on fair value, bore interest at floating rates, which may be subject to interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor, only if the floor exceeds the index. Trends in base interest rates, such as LIBOR and Term SOFR, may affect our net investment income over the long term. In addition, our results may vary from period to period depending on the interest rates of new investments made during the period compared to investments that were sold or repaid during the period; these results reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macroeconomic trends.
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
We have agreed to repay the Advisor for initial organization and offering costs up to a maximum of $1.25 million, of which the Advisor has incurred approximately $1.1 million as of March 31, 2023.
From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.
Leverage
Currently, we do not intend to utilize leverage. We may borrow money from time to time within the levels permitted by the 1940 Act.
Portfolio and Investment Activity
As of March 31, 2023, based on fair value, our portfolio consisted of 94.77% first lien senior secured debt investments, 0.01% sponsor subordinated note investments, and 5.22% investments in affiliated funds.
As of March 31, 2023, we had investments in one hundred forty-five portfolio companies with an aggregate fair value of $184.1 million. As of December 31, 2022, we had investments in one hundred forty-six portfolio companies with an aggregate fair value of $190.1 million.
Our investment activity for the three months ended March 31, 2023 and 2022 is presented below (information presented herein is at par value unless otherwise indicated).

(Amounts in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Principal amount of investments committed (including add-ons):
First lien senior secured debt investments	$1,811	$10,526
Investment in affiliated funds	109	238
Total principal amount of investments committed	$1,920	$10,764
Principal amount of investments sold or repaid:
First lien senior secured debt investments	$(9,164)	$(11,335)
Investment in affiliated funds	(978)	(8)
Total principal amount of investments sold or repaid	$(10,142)	$(11,343)
New debt investments(1):
New commitments	$995	$5,468
Number of new commitments in new portfolio companies(2)	1	5
Average new commitment amount	$995	$1,094
Weighted average term for new commitments (in years)	6.0	5.4
Percentage of new commitments at floating rates	100.0%	100.0%
Percentage of new commitments at fixed rates	0.0%	0.0%
(1)Amounts shown exclude add-on transactions to existing portfolio companies during the period.
(2)Number of new debt investment commitments represent commitments to a particular portfolio company.

As of March 31, 2023 and December 31, 2022, our investments consisted of the following:

	March 31, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt	$175,863	$174,487	$180,510	$179,768
Sponsor subordinated note	16	18	16	17
Investment in affiliated funds	7,044	9,610	7,137	10,354
Total investments	$182,923	$184,115	$187,663	$190,139

The table below describes investments by industry composition based on fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Aerospace and defense	1.2%	1.1%
Air freight and logistics	0.4%	0.4%
Auto components	1.8%	1.7%
Chemicals	4.2%	4.0%
Commercial services and supplies	5.6%	5.4%
Construction and engineering	1.9%	1.8%
Containers and packaging	2.6%	2.6%
Distributors	0.5%	0.5%
Diversified consumer services	5.6%	7.5%
Electrical equipment	0.7%	0.7%
Electronic equipment, instruments and components	1.5%	1.4%
Food and staples retailing	2.7%	2.9%
Food products	2.0%	1.9%
Gas utilities	0.8%	0.8%
Health care equipment and supplies	2.6%	2.5%
Health care providers and services	25.7%	25.2%
Health care technology	1.3%	1.3%
Household durables	1.5%	1.5%
Industrial Conglomerates	0.5%	—%
Internet and direct marketing retail	2.3%	2.2%
IT services	3.0%	2.9%
Leisure equipment and products	1.6%	1.6%
Leisure products	0.6%	0.6%
Life sciences tools and services	0.6%	0.6%
Machinery	2.0%	1.9%
Media	3.6%	3.6%
Metals and mining	1.3%	1.2%
Multisector holdings	5.2%	5.5%
Personal products	1.6%	1.6%
Pharmaceuticals	0.9%	1.7%
Professional services	0.4%	0.4%
Real estate management and development	1.6%	1.5%
Semiconductors and semiconductor equipment	0.4%	0.4%
Software	3.3%	3.1%
Specialty retail	3.1%	3.0%
Textiles, apparel and luxury goods	—%	—%
Trading companies and distributors	4.8%	4.4%
Water utilities	0.7%	0.6%
Total	100.0%	100.0%

As of March 31, 2023, 99.1% of investments held were based in the United States and 0.9% were based in Canada. As of December 31, 2022, 99.2% of investments held were based in the United States and 0.8% were based in Canada.
The weighted average yields and interest rates of our funded debt investments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Weighted average total yield of funded debt investments at cost	10.9%	11.2%
Weighted average total yield of funded debt investments at fair value	11.3%	11.4%
Weighted average interest rate of funded debt investments (1)	11.1%	10.6%
Weighted average spread over reference rates of all floating rate funded debt investments	6.0%	6.0%
(1)Calculated using actual interest rates in effect as of March 31, 2023 and December 31, 2022 based on borrower elections.
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
The following table shows the composition of our debt investments on the A to F rating scale as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
(Amounts in thousands)
A	$—	—	$—	—
B	155,280	89.0%	161,211	89.7%
C	16,924	9.7%	16,234	9.0%
D	2,283	1.3%	2,323	1.3%
E	—	—	—	—
F	—	—	—	—
Total	$174,487	100.0%	$179,768	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(Amounts in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$175,863	100.0%	$180,510	100.0%
Non-accrual	—	—	—	—
Total	$175,863	100.0%	$180,510	100.0%

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
Results of Operations
The following table represents the operating results for the three months ended March 31, 2023 and 2022:
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

(Amounts in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Total investment income	$5,349	$3,072
Less: expenses	(1,976)	(1,175)
Net investment income (loss)	3,373	1,897
Net change in unrealized gain (loss)	(1,261)	417
Net realized gain (loss)	753	33
Net increase (decrease) in net assets resulting from operations	$2,865	$2,347
Investment Income
Investment income for the three months ended March 31, 2023 and 2022 were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest income	$5,250	$2,923
Other income	99	149
Total investment income	$5,349	$3,072
Total investment income increased to $5.3 million for the three months ended March 31, 2023 from $3.1 million for the same period in the prior year primarily driven by our deployment of capital, increased balance of our investments and increase in yields. The size of our investment portfolio at fair value increased to $184.1 million at March 31, 2023 from $162.2 million at March 31, 2022.

Expenses
Expenses for the three months ended March 31, 2023 and 2022 were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Incentive fees	$576	$381
Deferred tax expense	536	—
Management fees	281	241
Current tax expense	206	—
Accounting fees	113	104
Other	44	86
Administrative fees	15	54
Insurance fees	68	90
Directors' fees	45	45
Professional fees	92	119
Interest	—	55
Total net expenses	$1,976	$1,175
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
For the three months ended March 31, 2023, the Administrator charged approximately $0.02 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the three months ended March 31, 2022, the Administrator charged approximately $0.1 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
Total net expenses increased to approximately $2.0 million from $1.2 million, for the three months ended March 31, 2023 and 2022, respectively, primarily due to increases in incentive fees, management fees, and current and deferred tax expenses. These increases in fees were largely driven by our deployment of capital and increased balance of our investments.
Income Taxes, including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To continue to qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite dividends to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income. For the three months ended March 31, 2023 and 2022, we did not accrue U.S. federal excise tax.
We conduct certain activities through our wholly-owned subsidiary, Twin Brook Equity XVIII Corp., a Delaware C corporation. Twin Brook Equity XVIII Corp. is treated as a corporation for United States federal income tax purposes and is subject to U.S. federal, state or local income tax. For the three months ended March 31, 2023, the Company accrued a current federal tax provision of $206,000 and a deferred federal tax provision of $536,000 related to Twin Brook Equity XVIII Corp. The Company did not accrue any U.S. federal tax expense for the three months ended March 31, 2022, related to Twin Brook Equity XVIII Corp.
Net Change in Unrealized Gains (Losses) on Investment Transactions
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2023 and 2022, net unrealized gains (losses) on our investment transactions were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net change in unrealized gain (loss) on investments	$(1,284)	$437
Net change in unrealized gain (loss) on foreign currency forward contracts	23	(18)
Net change in unrealized gain (loss) on foreign currency translation	—	(2)
Net change in unrealized gain (loss) on investment transactions	$(1,261)	$417
For the three months ended March 31, 2023, the net unrealized loss was primarily driven by an decrease in the fair value of our investments as compared to December 31, 2022.
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
Net Realized Gains (Losses) on Investment Transactions
The realized gains and losses on fully and partially exited portfolio companies and foreign currency transactions during the three months ended March 31, 2023 and 2022, were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net realized gain (loss) on investments	$775	$35
Net realized gain (loss) on foreign currency forward contracts	(22)	(2)
Net realized gain (loss) on investment transactions	$753	$33
The increase in realized gains during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to realizing certain equity investments.

Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments. The primary uses of our cash are (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying our Advisor and Administrator or its affiliates), (3) debt service of any borrowings and (4) cash dividends to the holders of our stock.
We may enter into another subscription facility. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200%. There were no outstanding borrowings as of March 31, 2023 and December 31, 2022. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash as of March 31, 2023, taken together with our uncalled capital commitments of $21.6 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of March 31, 2023 we had $16.6 million in cash. During the three months ended March 31, 2023, cash provided by operating activities was $9.6 million, primarily as a result of sales and paydowns of portfolio investments of $10.7 million, partially offset by funding portfolio investments of $4.8 million and other operating activities of $3.7 million. Cash used for financing activities was $5.0 million during the period, which was the result of dividend payments.
As of March 31, 2022, we had $25.3 million in cash. During the three months ended March 31, 2022, we used $0.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $13.3 million, partially offset by sales of portfolio investments of $10.9 million, and other operating activities of $1.8 million. Cash used for financing activities was $1.8 million during the period, which was the result of dividend payments.
Subscriptions and Drawdowns
As of March 31, 2023, we had 9,672,358 shares issued and outstanding with a par value of $0.001 per share.
We have entered into subscription agreements with investors providing for the private placement of our common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investors.
During the three months ended March 31, 2023 and 2022, there were no capital call notices delivered to investors.
Dividends
The following table reflects dividends declared on shares of the Company's common stock during the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Dividend per Share
March 14, 2023	March 31, 2023	April 28, 2023	$0.25
There were no dividends declared during the three months ended March 31, 2022.

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
There were no debt obligations as of March 31, 2023 and December 31, 2022.
For the three months ended March 31, 2023 and 2022 the components of interest expense were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Interest expense	$—	$8
Amortization of deferred financing costs	—	47
Total interest expense	$—	$55
Average interest rate	N/A	N/A
Average daily borrowings	N/A	N/A
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

As of March 31, 2023 and December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	March 31, 2023	December 31, 2022
First lien senior secured debt(1)	(Amounts in thousands)	(Amounts in thousands)
50Floor, LLC	$90	$199
626 Holdings Equity, LLC	185	229
Abrasive Technology Intermediate, LLC	138	121
ACES Intermediate, LLC	150	150
Advanced Lighting Acquisition, LLC	324	324
AEP Passion Intermediate Holdings, Inc.	37	48
AFC Industries, Inc.	89	131
Affinitiv, Inc.	248	248
Agility Intermediate, Inc.	343	383
AHR Intermediate, Inc	252	252
Alliance Environmental Group, LLC	24	23
ALM Media, LLC	971	971
Altamira Material Solutions, LP	45	45
AM Buyer, LLC	64	111
Answer Acquisition, LLC	38	38
Apex Dental Partners, LLC	152	179
Aptitude Health Holdings, LLC	267	267
Aquatic Sales Solutions, LLC	5	80
ARC Healthcare Technologies, LLC	244	244
ASC Ortho Management, LLC	57	69
ASP Global Acquisition, LLC	550	647
AvCarb, LLC	455	467
Banner Buyer, LLC	296	296
BBG Intermediate Holdings, Inc.	4	229
BCI Burke Holding Corp.	185	185
Beacon Oral Specialists Management LLC	188	152
Behavior Frontiers, LLC	38	19
Benefit Plan Administrators of Eau Claire, LLC	225	225
Bio Agri Mix Holdings Inc.	85	85
Brightview, LLC	96	111
Bulk Lift International, LLC	38	38
Canadian Orthodontic Partners Corp.	23	168
CCG Acquisition, Inc.	19	19
Champion Motorsports Group, LLC	56	—
Change Academy at Lake of the Ozarks, LLC	94	113
Community Care Partners, LLC	113	136
Copperweld Group, Inc.	339	401
Cosmetic Solutions, LLC	344	344

Portfolio Company	March 31, 2023	December 31, 2022
CPS HVAC Group, LLC	135	144
Custom Agronomics Holdings, LLC	23	45
DealerOn Inc.	314	314
Dermatology Medical Partners OpCo, LLC	62	78
Diamondback Buyer, LLC	34	75
DNS IMI Acquisition Corp	122	122
Domino Equipment Company, LLC	79	79
Double E Company, LLC	92	99
Dykstra's Auto, LLC	38	22
Edko Acquisition, LLC	34	34
EH Management Company, LLC	15	15
Empire Equipment Company, LLC	282	219
EMSAR Acquisition LLC	13	13
Endodontic Practice Partners, LLC	118	145
Engelman Baking Co., LLC	175	174
E-Phoenix Acquisition Co. Inc.	60	75
Exclusive Concepts, LLC	74	74
Formulated Buyer, LLC	268	297
Franchise Fastlane, LLC	15	15
FreshAddress, LLC	30	30
Geriatric Medical and Surgical Supply, LLC	300	300
Gold Medal Holdings, Inc.	19	26
Golden Bear PT Partners, LLC	26	188
Green Monster Acquisition, LLC	38	38
Groundworks Operations, LLC	—	420
Guardian Dentistry Practice Management, LLC	23	23
Highland Acquisition, Inc.	30	30
HLSG Intermediate, LLC	44	60
Home Brands Group Holdings, Inc.	48	48
Hultec Buyer, LLC	121	—
Hydromax USA, LLC	68	68
Icelandirect, LLC	2	2
Icreon Holdings, LLC	23	23
Infolinks Media Buyco, LLC	77	77
Innovative FlexPak, LLC	188	154
IPC Pain Acquistion, LLC	303	303
ISSA, LLC	131	131
ITSavvy LLC	43	113
Juniper Landscaping Holdings LLC	54	51
Kaizen Auto Care, LLC	8	66
Kalkomey Enterprises, LLC	39	77
Leonard Group, Inc.	234	203

Portfolio Company	March 31, 2023	December 31, 2022
Load One Purchaser Corporation	218	218
MacNeill Pride Group Corp.	268	225
Mad Rose Company, LLC	52	58
Main Street Gourmet, LLC	643	643
Mattco Forge, Inc.	506	506
Maxor National Pharmacy Services, LLC	—	84
Medical Technology Associates, Inc.	38	38
MetaSource, LLC	109	109
Millennia Patient Services, LLC	107	367
Montway LLC	150	150
MRC Keeler Acquisition, LLC	150	75
Nelson Name Plate Company	70	89
Network Partners Acquisition, LLC	150	150
NH Kronos Buyer, Inc.	263	263
Nimlok Company, LLC	320	320
NutriScience Innovations, LLC	131	131
P and R Dental Strategies, LLC	23	23
Peak Dental Services, LLC	38	303
Peak Investment Holdings, LLC	908	908
Pentec Acquisition Corp.	75	75
Performance PowerSports Group Purchaser, Inc.	—	56
PHGP MB Purchaser, Inc.	174	166
Pink Lily Holdings, LLC	63	63
PPW Acquisition, LLC	28	—
Propio LS, LLC	54	19
Purpose Home Health Acquisition, LLC	188	188
Qin's Buffalo, LLC	113	113
Raneys, LLC	38	38
Reliable Medical Supply LLC	97	97
Revival Animal Health, LLC	86	86
Rose Paving, LLC	94	41
RQM Buyer, Inc.	188	191
RTP Acquisition, LLC	34	34
Sage Dental Management, LLC	75	75
SAMGI Buyer, Inc.	138	138
SASE Company, LLC	30	38
SCA Buyer, LLC	167	167
SCP Beverage Buyer, LLC	23	23
SCP ENT and Allergy Services, LLC	347	413
Shearer Supply, LLC	23	30
ShiftKey, LLC	66	110
Signature Dental Partners LLC	52	65

Portfolio Company	March 31, 2023	December 31, 2022
Silver Falls MSO, LLC	95	2
SimiTree Acquisition LLC	186	186
SIMKO Merger Sub, LLC	171	170
Soccer Post Acquisition, LLC	6	17
Southeast Primary Care Partners, LLC	125	177
Southern Orthodontic Partners Management, LLC	125	136
Southern Sports Medicine Partners, LLC	175	175
Spectrum Solutions, LLC	267	267
Stax Holding Company, LLC	60	60
Steel City Wash, LLC	16	22
Storm Smart Buyer LLC	131	52
Sun Orchard, LLC	98	105
Teel Plastics, LLC	324	324
The Channel Company, LLC	27	58
Trademark Global, LLC	9	9
Triad Technologies, LLC	266	314
United Land Services Opco Parent, LLC	366	693
Universal Pure, LLC	140	278
USALCO, LLC	70	58
Vanguard Packaging, LLC	481	481
Varsity DuvaSawko Operating Corp.	474	474
Vehicle Accessories, Inc.	11	38
Vital Care Buyer, LLC	580	483
Western Veterinary Partners, LLC	24	22
Yard-Nique, Inc	169	163
Total unfunded portfolio company commitments	$21,366	$23,867
(1)Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
As of March 31, 2023 and December 31, 2022, approximately $209,000 and $207,000, respectively, of the Company's unfunded revolver commitments are reserved for letters of credit issued to third party beneficiaries on behalf of the Company's investments.
We maintain sufficient undrawn capital commitments of our investors to cover outstanding unfunded portfolio company commitments that we may be required to fund.
Investor Commitments
As of March 31, 2023 and December 31, 2022, the Company had $216.0 million in total capital commitments from investors ($21.6 million undrawn). These undrawn capital commitments will no longer remain in effect following the completion of a Qualified IPO.
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
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2022, and elsewhere in our filings with the SEC. There have been no significant changes this quarter in our critical accounting policies and practices.
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
As of March 31, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments and leverage (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR or Term SOFR – contingent on the investment’s credit agreement – and there are no changes in our investment and borrowing structure:

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Company is providing the following additional risk factors to supplement the risk factors included in Item 1A. of our Annual Report.

We may be subject to risks related to bank impairments or failures either directly or through our portfolio companies, which, in turn, could indirectly impact our performance and results of operations.

In March 2023, the U.S. Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank, and in May 2023, the FDIC took control of First Republic Bank due to liquidity concerns. The impairment or failure of one or more banks with whom any of our portfolio companies transact may inhibit the ability of our portfolio companies to access depository accounts, investment accounts or credit facilities at such banks, which, in turn, may cause them to default on their debt obligations to us, resulting in impacts to our performance. In the event of such a failure of a banking institution where one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, our affected portfolio companies may not be able to recover such excess, uninsured amounts, and they may not be able to cure any defaults. Additionally, unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. We closely monitor activity in the banking sector as it relates to any of our borrowers and continually assess any potential indirect impact to us as a result of the same.
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

AG TWIN BROOK BDC, INC.

May 12, 2023	By:	/s/ Trevor Clark
Trevor Clark
Chief Executive Officer
(Principal Executive Officer)

May 12, 2023	By:	/s/ Terrence Walters
Terrence Walters
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)